Form 10KSB
period 2000-12-31
JPAL INC
filed 2001-04-02
CIK 1115463

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB





(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2000
                                  -----------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 For the transition period from                  to
                                          -----------------    -----------------

Commission File Number:
                       ----------------

                                   JPAL, Inc.,
             (Exact name of registrant as specified in its charter)

Nevada                                                                33-0851302
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

513 Calle Amigo, San Clemente, California                                  92673
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

                                 (949) 637-3763
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Act:


Title of Each Class                              Name of Each Exchange on which
to be so Registered:                             Each Class is to be Registered:
--------------------                             -------------------------------
        None                                                None
        ----                                                ----
Securities registered under Section 12(g) of the Act:

Common Stock, Par Value $.001
-----------------------------
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes (X) No ( )

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.


State issuer's revenues for its most recent fiscal year. $3,122

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of March 30, 2001, approximately $0.00.

As of March 30, 2001, there were 3,797,469 shares of the issuer's $.001 par value common stock issued and outstanding.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

Transitional Small Business Disclosure format (check one):

                            Yes  ( )        No  (X)

                                     PART I

Item 1. Description of Business.

Our Business. We are an Internet based provider of vacation rental properties and services. We were originally formed to provide vacation rental properties and services for the Year 2000 New Year's Eve celebration in Las Vegas. We are currently redesigning our website to provide a wide range of services to both vacationers and property owners. Our primary source of revenue has been property rental fees, which are charged to the property owners as a percentage of the vacationers' total rental price, and we anticipate that those fees will continue to be our primary source of revenue, although we intend to attempt to generate additional revenue sources such as Internet advertising. In order to effectuate our business plan during the next three to six months, we need to complete the redevelopment of our website.

For vacationers, we advertise on our website privately owned rental properties, which offer the convenience and accommodations of a condominium or home, while providing many of the amenities and services of a hotel, generally at a lower cost per person. We believe that vacation condominium and home rentals generally offer greater space and convenience than resort hotel rooms, including separate living, sleeping and eating quarters.

For property owners, we offer marketing and rental services. Our primary source of revenue has been property rental fees, which are charged to the property owners as a percentage of the vacationers' total rental price, and we anticipate that those fees will continue to be our primary source of revenue, although we intend to attempt to generate additional revenue sources such as Internet advertising.

Our Website www.jpalco.com. Our current website allows consumers to search through all of our vacation condominium and home rentals in Las Vegas and access detailed property information including photographs and floor plans. Our primary source of revenue is property rental fees, which are charged to the property owners as a percentage of the vacationer's total rental rate. Fee percentages for vacation condominiums and homes range from approximately 3% to over 40% of rental rates depending on the market and the type of services provided to the property owner.

Internet Advertising. We anticipate that we will be able to generate advertising revenues from companies which have complementary products such as airlines and travel agents and desire to advertise our on website. The Internet is emerging as an attractive method for advertisers, due to the growth in the number of Internet users, the amount of time Internet users spend on the Internet, the increase in electronic commerce, the interactive nature of the Internet, the Internet's global reach, the ability to reach targeted audiences and a variety of other factors. Many of the largest advertisers in traditional media, including consumer products companies, automobile manufacturers and others, have increased their use of Internet advertising. We believe that larger companies will begin to allocate significant portions of their total advertising budgets for Internet advertising. We believe that significant revenues can be generated from online advertising, initially from small business service providers and product vendors and, as use of our website increases, from advertisers, such as consumer products companies.

Future Website and Products. We are currently redesigning our website to provide a wide range of services to both vacationers and property owners. Our redeveloped website will continue to allow consumers to search through all of our vacation condominium and home rentals and access detailed property information including photographs and floor plans. Our redeveloped website will also allow users to obtain local market information as well as information about special offers and promotions. As we generate revenues, we anticipate that we will expand our website to include specialized concierge-type services such as arranging golf tee times, purchasing ski lift tickets and making restaurant reservations.

We anticipate that the site will be developed to feature an on-line booking system which will allow vacationers to check availability and make reservations directly on-line. We plan to launch a number of important web site related initiatives, including:

o virtual tours including interior and exterior views of a representative sample of our condominium and home rental properties;
o search engine enhancements that will allow simultaneous searches across multiple resort locations; and
o        improved booking features.

Our primary source of revenue will continue to be property rental fees, which are charged to the property owners as a percentage of the vacationer's total rental rate. We believe that our proposed services, which are designed to enhance rental income for property owners, will provide us with a competitive advantage in attracting additional high quality condominiums and homes in our markets.

If we generate significant revenues in the next twelve months, we intend to develop our website to provide multiple location real estate listings for condominiums and homes located in our resort locations for customers interested in buying or selling a vacation home.

Our Target Markets and Marketing Strategy. We believe that our primary target market will consist of owners of private home and condominiums that desire to promote the rental of their rental properties. We believe that many owners of private home and condominiums desire to rent their properties without being responsible for the advertising and promotion of their own properties.

We will market and promote our website on the Internet. Our marketing strategy is to promote our services and products and attract businesses to our website. Our marketing initiatives include:

o utilizing direct response print advertisements placed primarily in small business, entrepreneurial, and financially-oriented magazines and special interest magazines;
o        links to industry focused websites;
o advertising by television, radio, banners, affiliated marketing and direct mail;
o        presence at industry tradeshows; and,
o entering into affiliate marketing relationships with website providers to increase our access to Internet business consumers.

Growth Strategy. Our objective is to become a dominant provider of Internet vacation rentals. Our strategy is to continue providing clients with exceptional service and developing comprehensive and updated listings vacation rentals. Key elements of our strategy include:

o        create global awareness of our products and services;
o        continue and expand our website;
o        increase the number of Internet users to our website;
o        increase our relationships with clients;
o        provide additional services for businesses and consumers; and
o pursue relationships with joint venture candidates which will support our development. We currently do not have plans, agreements, understandings or arrangements to engage in joint ventures.

Our Industry. The vacation rental and property management industry is highly fragmented, with an estimated 3,000 vacation rental and property management companies in the United States. We believe this fragmented market presents a significant opportunity for a company offering a branded, national network of high quality vacation condominiums and homes with superior levels of customer service.

Our Competition. The vacation rental and property management industry is highly competitive and has low barriers to entry. The industry has two distinct customer groups: vacation property renters and vacation property owners. We believe that the principal competitive factors in attracting vacation property renters are:

o        market share and visibility;
o        quality, cost and breadth of services and properties provided; and
o        long-term customer relationships.

The principal competitive factors in attracting vacation property owners are the ability to generate higher rental income and to provide comprehensive management services at competitive prices. We compete for vacationers and property owners primarily with approximately 3,500 vacation rental and property management companies that typically operate in a limited geographic area. Some of our competitors are affiliated with the owners or operators of resorts in which such competitors provide their services. Certain of these smaller competitors may have lower overhead cost structures and may be able to provide their services at lower rates.

We also compete for vacationers with large hotel and resort companies. Many of these competitors have greater financial resources than we have, enabling them to finance acquisition and development opportunities, to pay higher prices for the same opportunities or to develop and support their own operations. In addition, many of these companies can offer vacationers services not provided by vacation rental and property management companies, and they may have greater name recognition among vacationers. These companies might be willing to sacrifice profitability to capture a greater portion of the market for vacationers or pay higher prices than we would for the same acquisition opportunities. Consequently, we may encounter significant competition in our efforts to achieve our internal growth objectives.

We also compete directly with other companies and businesses that have developed and are in the process of developing online vacation rental services which are functionally equivalent or similar to our proposed online vacation rental services. We expect that these competitors who have developed similar websites will market those websites to our target customers, which will significantly affect our ability to compete. Many of these competitors have greater financial resources and can afford to spend more resources than we can to market their websites. We cannot guaranty that we will succeed in marketing our websites and generating revenues. We cannot guaranty that our competitors will not succeed in marketing their websites and generating revenues.

Patents and Proprietary Rights. Our success depends in part upon our ability to preserve our trade secrets and operate without infringing the proprietary rights of other parties. However, we rely on certain proprietary technologies, trade secrets, and know-how that are not patentable. We own the Internet domain name "www.jpalco.com." Under current domain name registration practices, no one else can obtain an identical domain name, but someone might obtain a similar name, or the identical name with a different suffix, such as ".org", or with a country designation. The regulation of domain names in the United States and in foreign countries is subject to change, and we could be unable to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our domain names.

Our Research and Development. We are not currently conducting any research and development activities. We do not anticipate conducting such activities in the near future. If we generate significant revenues, we may expand our product line by entering into relationships with third parties who have the expertise and capabilities to develop software which will enhance our product offerings. For example, we believe that our website can be developed to provide multiple listing services for condominiums and homes located in our resort locations for customers interested in buying or selling a vacation home. Rather than develop the software ourselves, we anticipate that we would attempt to purchase or license the software from companies that already developed such software. We currently do not have plans, agreements, understandings or arrangements for such activities.

Government Regulation. There is currently only a small body of laws and regulations directly applicable to access to or commerce on the Internet. However, due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted at the international, federal, state and local levels with respect to the Internet, covering issues such as user privacy, freedom of expression, pricing, characteristics and quality of products and services, taxation, advertising, intellectual property rights, information security and the convergence of traditional telecommunications services with Internet communications. Moreover, a number of laws and regulations have been proposed and are currently being considered by federal, state and foreign legislatures with respect to these issues. The nature of any new laws and regulations and the manner in which existing and new laws and regulations may be interpreted and enforced cannot be fully determined.

In addition, there is substantial uncertainty as to the applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy. The vast majority of these laws was adopted prior to the advent of the Internet and, as a result, did not contemplate the unique issues and environment of the Internet. Future developments in the law might decrease the growth of the Internet, impose taxes or other costly technical requirements, create uncertainty in the market or in some other manner have an adverse effect on the Internet. These developments could, in turn, have a material adverse effect on our business, prospects, financial condition and results of operations.

We provide our services through data transmissions over public telephone lines and other facilities provided by telecommunications companies. These transmissions are subject to regulation by the Federal Communications

Commission, state public utility commissions and foreign governmental authorities. However, we are not subject to direct regulation by the Federal Communications Commission or any other governmental agency, other than regulations applicable to businesses generally. Nevertheless, as Internet services and telecommunications services converge or the services we offer expand, there may be increased regulation of our business, including regulation by agencies having jurisdiction over telecommunications services. Additionally, existing telecommunications regulations affect our business through regulation of the prices we pay for transmission services, and through regulation of competition in the telecommunications industry.

The Federal Communications Commission has ruled that calls to Internet service providers are jurisdictionally interstate and that Internet service providers should not pay access charges applicable to telecommunications carriers. Several telecommunications carriers are advocating that the Federal Communications Commission regulate the Internet in the same manner as other telecommunications services by imposing access fees on Internet service providers. The Federal Communications Commission is examining inter-carrier compensation for calls to Internet service providers, which could affect Internet service providers' costs and consequently substantially increase the costs of communicating via the Internet. This increase in costs could slow the growth of Internet use and thereby decrease the demand for our services.

Employees. As of March 30, 2001, we have two part time employees. We anticipate that we will not hire any employees in the next six months, unless we generate significant revenues. We believe our future success depends in large part upon the continued service of our key senior management personnel and our ability to attract and retain managerial personnel.

Item 2.  Description of Property.

Property Held by Us. As of the date specified in the following table, we held the following property:


Property                         December 31, 2000         December 31, 1999
---------------------------    -------------------   ---------------------------
Cash                                  $413.00                  $884.00
---------------------------    -------------------   ---------------------------
Property and Equipment, net         $2,074.00                $2,673.00
===========================    ===================   ===========================

Our Facilities. Our facilities are located at 513 Calle Amigo, San Clemente, California 92673. The facilities are provided, at no charge, by Ryan A. Neely, our president, secretary and a director. We do not have a written lease or sublease agreement and Mr. Neely does not expect to be paid or reimbursed for providing office facilities.

Item 3.  Legal Proceedings.

We are not aware of any pending litigation nor do we have any reason to believe that any such litigation exists.

Item 4.  Submission of Matters to Vote of Security Holders

Not applicable.

                                     PART II

Item 5.  Market Price for Common Equity and Related Stockholder Matters.

Reports to Security Holders. We are a reporting company with the Securities and Exchange Commission. The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

Prices of Common Stock. Our securities are not listed for trading on any exchange or quotation service although we have applied to be quoted on the OTC Bulletin Board, an electronic quotation medium for securities traded outside of the Nasdaq Stock Market. This market is extremely limited and the prices quoted are not a reliable indication of the value of our common stock.

There are no outstanding options or warrants to purchase, or securities convertible into, shares of our common stock. There are no outstanding shares of our common stock that could be sold pursuant to Rule 144 pursuant to the Securities Act of 1933 or that we have agreed to register under the Securities Act of 1933 for sale by security holders. The approximate number of holders of record of shares of our common stock is twenty-seven.

There have been no cash dividends declared on our common stock. Dividends are declared at the sole discretion of our Board of Directors.

Penny Stock Regulation. Shares of our common stock are subject to rules adopted by the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in "penny stocks". Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission, which contains the following:

o a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
o a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities' laws;
o a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the "bid" and "ask" price;
o        a toll-free telephone number for inquiries on disciplinary actions;
o definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and
o such other information and is in such form (including language, type, size and format), as the Securities and Exchange Commission shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

o        the bid and offer quotations for the penny stock;
o the compensation of the broker-dealer and its salesperson in the transaction;
o the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
o monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Holders of shares of our common stock may have difficulty selling those shares because our common stock will probably be subject to the penny stock rules.

Item 6. Management's Discussion and Analysis of Financial Condition or Plan of Operation.


This following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as "may", "shall", "will", "could", "expect", "estimate", "anticipate", "predict", "probable", "possible", "should", "continue", or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

For the year ended December 31, 2000.

Liquidity and Capital Resources. We had cash of $413 as of December 31, 2000. Our total assets were approximately $3,096 and our total liabilities were approximately $97 as of December 31, 2000. Our president, secretary, director and principal shareholder, Ryan A. Neely, has paid our expenses since March 2000. We anticipate that Mr. Neely will continue to pay our expenses in the event that we do not generate revenues or obtain additional working capital.

Results of Operations.

Revenue. For the year ended December 31, 2000, we have generated revenues of approximately $3,122 with 100% of those revenues being generated from operations relating to our vacation rental properties and services in Las Vegas. Our revenues have decreased significantly because we are currently redeveloping our website and we have not conducted any marketing activities. Therefore, we do not expect that we will generate any significant revenues until such time as our website redevelopment is complete.

Operating Expenses. For the year ended December 31, 2000, operating expenses totaled $22,198, of which a majority of those expenses relate to professional fees for legal and accounting services. We anticipate that we will continue to incur significant professional fees for legal and accounting services. Website development expenses totaled $1,500 for the year ended December 31, 2000, with all of those fees being paid to Judy Buehlman, a current shareholder and formerly one of our officers and directors. We anticipate that we will continue to incur significant expenses related to the redevelopment of our website.

Our Plan of Operation for the Next Twelve Months. Our plan of operation is materially dependent on our ability to complete the redevelopment of our website so that we can generate more revenues. If we are able to complete the redevelopment of our website and generate significant revenues, we anticipate that those revenues will be used to market our website and provide us with working capital and pay our legal and accounting fees for the next twelve months. If we generate those revenues, then we expect that our expenses for the next twelve months will be approximately $50,000. If we are unable to generate revenues, then we anticipate that our expenses for the next twelve months will be limited to the day-to-day expenditures necessary to conduct business such as administrative expenses, which includes costs to maintain our telephone and website. Although it is difficult to quantify the day-to-day expenses, we believe that such expenses will be no more that $200 per month. Our president, director and principal shareholder, Ryan A. Neely, has paid our expenses since joining us in March 2000. Our belief that Mr. Neely will pay our expenses is based on the fact that Mr. Neely has a significant equity interest in us. We believe that Mr. Neely will continue to pay our expenses as long as he maintains a significant equity interest in us.

In the opinion of management, available funds will satisfy our working capital requirements through June 2001. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We anticipate that we may need to raise additional capital to develop and conduct our operations. Such additional capital may be raised through public or private financing as well as borrowings and other sources. There can be no assurance that additional funding will be available on favorable terms, if at all. If adequate funds are not available, we believe that our officers and directors will contribute funds to pay for our expenses. Therefore, we have not contemplated any plan of liquidation in the event that we do not generate revenues.

Our ability to raise additional capital in the next twelve months through the sale of our stock may be harmed by competing resales of our common stock by the selling security holders. The price of our common stock could fall if the selling security holders sell substantial amounts of our common stock. These sales would make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate because the selling security holders may offer to sell their shares of common stock to potential investors for less than we do. Moreover, potential investors may not be interested in purchasing shares of our common stock if the selling security holders are selling their shares of common stock.

Our objective is to complete the redevelopment of our website in the next three to six months. In September 2000, we paid $1,500 for web development services to Judy Buehlman, a current shareholder and formerly, one of our officers and directors. During the next three to six months, we anticipate that we will need to spend funds to continue the redevelopment of our website. However, our ability to continue to develop our website is dependent on Mr. Neely's continued contribution of funds to pay those expenses.

If we complete the redevelopment of our website, then we anticipate that we will begin to generate revenues so that we can further market our website. However, we may not be able to generate revenues to market our website effectively. Our failure to market our website will harm our business and financial performance. If we are unable to generate revenues, we anticipate that our marketing activities will be very limited. In addition, our ability to generate revenues through our website depends on continued growth in the use of the Internet and in the acceptance and volume of commerce transactions on the Internet.

We are not currently conducting any research and development activities, other than the redevelopment of our website. We do not anticipate conducting any other such activities in the next twelve months. We do not anticipate that we will purchase or sell any significant equipment in the next six to twelve months unless we generate significant revenues.

We do not anticipate that we will hire any employees in the next six to twelve months, unless we generate significant revenues. We believe our future success depends in large part upon the continued service of our key personnel.

Item 7.  Financial Statements

                                   JPAL, INC.

                         REPORT AND FINANCIAL STATEMENTS

                    FOR THE PERIOD MARCH 31, 1999 (INCEPTION)

                          THROUGH DECEMBER 31, 1999 AND

                          YEAR ENDED DECEMBER 31, 2000

                                                                  March 16, 2001

To the Board of Directors and Stockholders of JPAL, Inc.



         We have audited the accompanying balance sheets of JPAL, Inc. (the "Company") as of December 31, 2000 and 1999, and the related statements of operations, changes in stockholders' equity, and cash flows for the year ended December 31, 2000 and the period March 31, 1999 (inception) through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JPAL, Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the year ended December 31, 2000 and the period March 31, 1999 (inception) through December 31, 1999 in conformity with generally accepted accounting principles.


                                     /s/ Leslie, Thomas, Schwarz & Postma, Inc.
                                     ------------------------------------------
                                     A Professional Accountancy Corporation
                                     Newport Beach, California

                                   JPAL, INC.

                                 BALANCE SHEETS



                                                                                          December 31,

                                                                                    2000                  1999
                                                                             -----------------      ----------------
                                  ASSETS
CURRENT ASSETS
   Cash and cash equivalents (Note 2)                                        $             413      $            884
   Prepaid expenses                                                                        609                   ---
                                                                             -----------------      ----------------

     Total current assets                                                                1,022                   884
                                                                             -----------------      ----------------

PROPERTY AND EQUIPMENT, net (Notes 2 and 3)                                              2,074                 2,673
                                                                             -----------------      ----------------

       Total assets                                                          $           3,096      $          3,557
                                                                             =================      ================


                    LIABILITY AND STOCKHOLDERS' EQUITY

CURRENT LIABILITY
   Accounts payable                                                          $              97      $            844
                                                                             -----------------      ----------------

       Total current liability                                                              97                   844
                                                                             -----------------      ----------------

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY
   Preferred stock, $.001 par value
     5,000,000 shares authorized
     No shares issued or outstanding
   Common stock, $.001 par value;
     50,000,000 shares authorized,
     3,797,469 and 900,000  shares issued and  outstanding at December 31,
       2000 and 1999, respectively                                                       3,797                   900
   Additional paid-in capital (Note 5)                                                  34,700                18,235
   Accumulated deficit                                                                 (35,498)              (16,422)
                                                                             -----------------      ----------------

       Total stockholders' equity                                                        2,999                 2,713
                                                                             -----------------      ----------------

         Total liabilities and stockholders' equity                          $           3,096      $          3,557
                                                                             =================      ================


            See the accompanying notes to these financial statements

                                   JPAL, INC.

                            STATEMENTS OF OPERATIONS




                                                                                                    March 31, 1999
                                                                                                      (Inception)
                                                                                 Year Ended             Through
                                                                                December 31,          December 31,
                                                                                    2000                  1999
                                                                             -----------------      ----------------
REVENUES
   Rental commissions                                                        $           2,462      $          1,523
   Listing fees                                                                            660                 5,270
                                                                             -----------------      ----------------

                                                                                         3,122                 6,793
                                                                             -----------------      ----------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE
                                                                                        21,599                22,835

OTHER EXPENSE
   Depreciation                                                                            599                   380
                                                                             -----------------      ----------------

                                                                                        22,198                23,215
                                                                             -----------------      ----------------

LOSS BEFORE PROVISION FOR INCOME TAXES                                                 (19,076)              (16,422)

PROVISION FOR INCOME TAXES (Note 4)                                                        ---                   ---
                                                                             -----------------      ----------------

NET LOSS                                                                     $         (19,076)     $        (16,422)
                                                                             =================      ================


BASIC LOSS PER SHARE                                                         $          (.01)      $           (.02)
                                                                             ================      =================

DILUTIVE LOSS PER SHARE                                                      $          (.01)      $           (.02)
                                                                             ================      =================



            See the accompanying notes to these financial statements

                                   JPAL, INC.
                                   ----------
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  --------------------------------------------



                                                    Common Stock           Additional
                                              -----------------------        Paid-In     Accumulated
                                              Shares           Amount        Capital        Deficit        Total
                                              ------           ------        -------      ----------      --------
BALANCE, March 31, 1999 (inception)
                                                    ---     $       ---   $       ---    $       ---   $       ---

ISSUANCE OF COMMON STOCK FOR SERVICES
   (Note 5)                                     900,000             900                                        900

ADDITIONAL PAID-IN CAPITAL, (in exchange
   for goods and services and rent) (Note
   5)                                                                          18,235                       18,235

NET LOSS                                                                                     (16,422)      (16,422)
                                           ------------     -----------   -----------    -----------   -----------

BALANCE, December 31, 1999                      900,000             900        18,235        (16,422)        2,713

ISSUANCE OF COMMON STOCK FOR CASH
                                              2,100,000           2,100           920                        3,020

ISSUANCE OF COMMON STOCK FOR SERVICES
   (Note 5)                                     797,469             797                                        797

ADDITIONAL PAID-IN CAPITAL, (paid in
   cash)                                                                        9,795                        9,795

ADDITIONAL PAID-IN CAPITAL (in exchange
   for rent provided by a stockholder)
   (Note 5)                                                                     2,000                        2,000

ADDITIONAL PAID-IN CAPITAL (in exchange
   for computer services provided by a
   stockholder) (Note 5)                                                        3,750                        3,750

NET LOSS                                                                                     (19,076)      (19,076)
                                           ------------     -----------   -----------    -----------   -----------

BALANCE, December 31, 2000                    3,797,469     $     3,797   $    34,700    $   (35,498)  $     2,999
                                           ============     ===========   ===========    ===========   ===========



            See the accompanying notes to these financial statements

                                   JPAL, INC.

                            STATEMENTS OF CASH FLOWS


                                                                                                     March 31, 1999
                                                                                                       (Inception)
                                                                                  Year Ended             Through
                                                                                 December 31,          December 31,
                                                                                     2000                  1999
                                                                              -----------------      ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                   $         (19,076)     $        (16,422)
   Adjustments  to reconcile net loss to net cash provided by (used in)
    operating activities
     Depreciation                                                                           599                   380
     Services provided in exchange for issuance of common stock
                                                                                            797                   900
     Goods and  services and rent  provided in exchange for  additional
       paid-in capital                                                                    5,750                18,235
     Changes in assets and liabilities
       Increase in prepaid expenses                                                        (609)                  ---
       Increase (decrease) in accounts payable                                             (747)                  844
                                                                              -----------------      ----------------

         Net cash provided by (used in) operating activities                            (13,286)                3,937
                                                                              -----------------      ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of fixed assets                                                                ---                (3,053)
                                                                              -----------------      ----------------

         Net cash used in investing activities                                              ---                (3,053)
                                                                              -----------------      ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock                                                 3,020                   ---
   Proceeds from additional paid-in capital                                               9,795                   ---
                                                                              -----------------      ----------------

         Net cash provided by financing activities                                       12,815                   ---
                                                                              -----------------      ----------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                                                           (471)                  884

CASH AND CASH EQUIVALENTS, beginning of period                                              884                   ---
                                                                              -----------------      ----------------

CASH AND CASH EQUIVALENTS, end of period                                      $             413      $            884
                                                                              =================      ================



            See the accompanying notes to these financial statements

                                   JPAL, INC.

                            STATEMENTS OF CASH FLOWS


                                                                                                     March 31, 1999
                                                                                                       (Inception)
                                                                                  Year Ended             Through
                                                                                 December 31,          December 31,
                                                                                     2000                  1999
                                                                              -----------------      ---------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the period for interest                                     $         ---         $          ---
   Cash paid during the period for income taxes                                 $         ---         $          ---



SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
   During the year ended December 31, 2000, the Company recorded rent and computer services expense of $2,000 and $3,750, respectively, and additional paid-in capital of $5,750 for rent and services provided by a stockholder.
   During the years ended December 31, 2000 and 1999, the Company issued stock in exchange for services provided valued at $797 and $900, respectively. During the period ended December 31, 1999, the Company recorded additional paid-in capital of $18,235, for goods and services and rent paid for and provided by stockholders.

                                   JPAL, INC.
                                   ----------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                           DECEMBER 31, 2000 AND 1999
                           --------------------------


NOTE 1 - COMPANY OPERATIONS

         JPAL, Inc. (the "Company") was incorporated in the state of Nevada on March 31, 1999 to operate as an Internet based provider of vacation rental properties and services with an elected December 31st fiscal year end. A majority of the services are to properties located in Nevada.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The significant accounting policies are summarized as follows:

         Cash and Cash Equivalents - For purposes of the balance sheets and statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three (3) months or less to be cash equivalents.

         Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Property and Equipment - Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which range from three to seven years. Repairs and maintenance to property and equipment are expensed as incurred. When property and equipment is retired or disposed of, the related costs and accumulated depreciation are eliminated from the accounts and any gain or loss on such disposition is reflected in income.

         Advertising - Advertising costs are charged to operations when incurred.

         Income Taxes - The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and the tax basis of assets and liabilities using enacted rates in effect for the periods in which the differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

         Fair Value of Financial Instruments - SFAS No. 107, "Disclosure about Fair Value of Financial Instruments", requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. SFAS No. 107 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 1999 and 2000, the carrying value of cash and cash equivalents and accounts payable approximate fair value due to the short term nature of such instruments.

         Start-up Activities - The Company has adopted the provisions of Statement of Position 98-5, "Reporting Costs of Start-up Activities" ("SOP 98-5"). SOP 98-5 requires that the costs of start-up activities including organization costs be expensed as incurred.

         Loss Per Share of Common Stock - Basic and diluted loss per share is computed using shares of common stock issued to date. Consideration is also given in the dilutive loss per share calculation for the dilutive effect of common stock equivalents which might result from the exercise of stock options. However, for all periods presented, there were no common stock equivalents or the effect of common stock equivalents would be anti-dilutive.

         Accounting Pronouncements - In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133, as amended, is effective for transactions entered into after January 1, 2001. This statement requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and the type of hedge transaction. The ineffective portion of all hedges will be recognized in earnings. The implementation of SFAS No. 133 did not have a material impact on the Company's results of operations and financial position.

         In December 1999, the SEC staff issued Staff Accounting Bulletin No., 101, "Revenue Recognition in Financial Statements" and in March 2000, the SEC staff issued Staff Accounting Bulletin No. 101A "Implementation Issues Related to SAB 101." In addition, in October 2000, the SEC staff issued a document containing answers to certain frequently asked questions ("FAQ") which further clarified certain accounting issues addressed in the bulletins relating to revenue recognition. These bulletins summarize certain of the staff's views about applying generally accepted accounting principles to revenue recognition in financial statements. The staff is providing this guidance due, in part, to the large number of revenue recognition issues that registrants encounter. The provisions of these pronouncements were effective for the Company during the fourth quarter of 2000. The implementation of these bulletins did not have a material impact on its results of operations and financial position.

NOTE 3 - PROPERTY AND EQUIPMENT

         Equipment and improvements consist of the following:

                                                       December 31,

                                                 2000                    1999
                                          -----------------           ----------

 Computer                                   $         1,791          $    1,791
 Computer equipment                                   1,057               1,057
 Furniture                                              205                 205
                                          -----------------    -----------------

                                                      3,053               3,053
 Less:  accumulated depreciation                       (979)               (380)
                                          -----------------    -----------------

                                            $         2,074          $    2,673
                                          =================    =================


NOTE 4 - INCOME TAXES

         The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 ("SFAS 109"). This statement mandates the liability method of accounting for deferred income taxes and permits the recognition of deferred tax assets subject to an ongoing assessment of realizability.

         The components of the Company's income tax provision consist of:

                                                                                                    March 31, 1999
                                                                                                     (Inception)
                                                                                 Year Ended            Through
                                                                                December 31,          December 31,
                                                                                    2000                  1999
                                                                             -----------------      ---------------

         Federal taxes (deferred) net operating loss benefit                 $         (2,800)     $         (2,500)
         Change in valuation account                                                    2,800                 2,500
                                                                             ----------------      ----------------

                                                                             $            ---      $            ---
                                                                             ================      ================

         Deferred income taxes are provided for timing differences in the recognition of certain income and expense items for tax and financial statement purposes. The tax effect of the temporary differences giving rise to the Company's deferred tax assets and liabilities as of December 31, 2000 and 1999 are as follows:

                                                        December 31,
                                           -------------------------------------
                                                  2000                  1999
                                           -----------------      --------------

         Deferred income taxes
             Net operating loss benefit    $          5,300      $        2,500
             Valuation allowance                     (5,300)             (2,500)
                                           ----------------      ---------------

                                           $            ---      $           ---
                                           ================      ===============

NOTE 4 - INCOME TAXES (CONTINUED

         The Company has federal net operating loss carryforwards of approximately $35,000 that will expire through 2020.


NOTE 5 - RELATED PARTY TRANSACTIONS

         The Company is currently utilizing office space provided by the Company's president (a stockholder). During the year ended December 31, 2000, the Company has recorded rent expense of $2,000 which represents the Company's pro rata share of the office space being provided by the Company's president. The Company has also recorded computer consulting services of $3,750 which were provided by the Company's president. The services were valued using hourly rates at estimated fair market value of similar services. The president has waived reimbursement of the allocated rent and computer consulting services provided and has considered them as additional paid-in capital.

         During the year ended December 31, 2000 the Company paid fees for web-consulting services to a stockholder totaling $1,500. Additionally, during the period ended December 31, 1999, the Company paid fees to a stockholder totaling $2,600 for the construction of their website.
         During the year ended December 31, 2000, the Company entered into a consulting agreement for legal services in exchange for 797,469 shares of common stock which were valued at $797. The services were valued using hourly rates at estimated fair market value of similar services. During the period ended December 31, 1999, the Company entered into consulting agreements for advisory services relating to the initial start-up of the Company. Total fees were $900 for the period ended December 31, 1999 with each consultant receiving a percentage of ownership in the form of common stock. The services were valued using hourly rates at estimated fair market value of similar services.

         In addition, during the period ended December 31, 1999, one of the stockholders paid for various goods and services relating to the Company's operations including travel, entertainment, trade shows and transportation costs. These expenses have been included in the results of operations for the corresponding period and recorded as additional paid-in-capital.


NOTE 6 - PREFERRED STOCK

         The Company is authorized to issues up to 5,000,000 shares of $0.001 par value preferred stock. The Board of Directors has the authority to issue the preferred stock, in one or more series, and to fix the rights, preferences, privileges and restrictions thereof without any further vote by the holders of common stock.

Item 8.  Changes in and Disagreements with Accountants.

There have been no changes in or disagreements with our accountants since our formation required to be disclosed pursuant to Item 304 of Regulation S-B.

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons.

Executive Officers and Directors. We are dependent on the efforts and abilities of certain of our senior management. The interruption of the services of key management could have a material adverse effect on our operations, profits and future development, if suitable replacements are not promptly obtained. We anticipate that we will enter into employment agreements with each of our key executives; however, no assurance can be given that each executive will remain with us during or after the term of his or her employment agreement. In addition, our success depends, in part, upon our ability to attract and retain other talented personnel. Although we believe that our relations with our personnel are good and that we will continue to be successful in attracting and retaining qualified personnel, there can be no assurance that we will be able to continue to do so. Our officers and directors will hold office until their resignation or removal.

Our directors and principal executive officers are as specified on the following table:

=======================      ============    ===================================
Name                              Age        Position
-----------------------      ------------    -----------------------------------
Ryan A. Neely                     29         President, Secretary and a Director
-----------------------      ------------    -----------------------------------
Jason J. Ortega                   29         Treasurer and a Director
=======================      ============    ===================================

Ryan A. Neely. Mr.Neely is our president, secretary and a director since March 2000. Mr. Neely manages all aspects of our operations, including web development and marketing and sales of our products. Mr.Neely currently devotes approximately twenty hours per week. From May 1999 to September 1999, Mr.Neely worked as a sales account manager for Unified Research Laboratories, Inc., which was recently acquired by Symantec Corporation. Unified Research Laboratories, Inc. is a developer of Internet content-control software and web filtering technologies. From August 1998 to May 1999, Mr.Neely was the co-founder of Filtering Associates, a manufacturer representative for several Internet content-control companies. From 1996 to August 1998, Mr. Neely worked for Log-On Data Corp., Inc., a California corporation, as a regional sales manager where he was responsible for all enterprise sales. Mr. Neely is the secretary and a director of MVD, Inc. a Delaware corporation and a reporting company.

Jason J. Ortega. Mr.Ortega is our treasurer, and a director. Mr.Ortega, our principal financial officer, currently manages our finances and subsequent to the completion of our current website redevelopment, Mr.Ortega will market our website, products and services. Mr.Ortega currently devotes approximately ten hours per week, but anticipates that he will devote significantly more hours when we complete the redevelopment of our website. In addition to serving as our treasurer and a director, Mr.Ortega has been a branch manager for Enterprise Rent-a-Car Company since 1994. Mr.Ortega is responsible for the day-to-day operations as well as the management of all employees at his branch. Mr.Ortega currently devotes a significant portion of his time to Enterprise Rent-a-Car Company. Mr.Ortega earned his Bachelor of Science degree in Kinesiology from California State University, Chico in 1994. Mr.Ortega has not been a director of any other reporting company.

Other than Mr.Neely and Mr.Ortega, there are no significant employees expected by us to make a significant contribution to our business. Our directors will serve until the next annual meeting of stockholders. Our executive officers are appointed by our Board of Directors and serve at the discretion of the Board of Directors.

There are no orders, judgments, or decrees of any governmental agency or administrator, or of any court of competent jurisdiction, revoking or suspending for cause any license, permit or other authority to engage in the securities business or in the sale of a particular security or temporarily or permanently restraining Mr. Neely and Mr. Ortega from engaging in or continuing any conduct, practice or employment in connection with the purchase or sale of securities, or convicting him of any felony or misdemeanor involving a security, or any aspect of the securities business or of theft or of any felony.

Section 16(a) Beneficial Ownership Reporting Compliance. All of our officers, directors, and principal shareholders have filed all reports required to be filed by those persons on, respectively, a Form 3 (Initial Statement of Beneficial Ownership of Securities), a Form 4 (Statement of Changes of Beneficial Ownership of Securities), or a Form 5 (Annual Statement of Beneficial Ownership of Securities).

Item 10.  Executive Compensation

Any compensation received by our officers, directors, and management personnel will be determined from time to time by our Board of Directors. Our officers, directors, and management personnel will be reimbursed for any out-of-pocket expenses incurred on our behalf.

During fiscal year 2000, our chief executive did not receive any compensation. As of March 30, 2001, none of our officers or directors has been paid any compensation. We do not have any plans for our officers or directors to be paid any compensation in the immediate future.

Compensation of Directors. Our directors who are also our employees receive no extra compensation for their service on our Board of Directors.

Compensation of Officers. As of March 30, 2001, our officers have received no compensation for their services provided to us.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 30, 2001 by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group. Thomas E. Stepp, Jr.; Richard Reincke and Michael J. Muellerleile are employees of Stepp Law Group, which serves as our legal counsel.


     Title of Class             Name and Address of Beneficial          Amount and Nature of Beneficial           Percent of Class
                                            Owner                                    Owner
--------------------------    -----------------------------------     ------------------------------------    ---------------------
      Common Stock            Judy Buehlman                                     400,000 shares                         10.53%
                              P.O. Box 4641,
                              Blue Jay, California 92317

      Common Stock            Patty Tipton                                      400,000 shares                         10.53%
                              P.O. Box 4641,
                              Blue Jay, California 92317

      Common Stock            Thomas E. Stepp, Jr.,                             265,823 shares                          7.00%
                              1301 Dove Street, Suite 460,
                              Newport Beach, CA 92660

      Common Stock            Richard Reincke,                                  265,823 shares                          7.00%
                              1301 Dove Street, Suite 460,
                              Newport Beach, CA 92660

      Common Stock            Michael Muellerleile,                             265,823 shares                          7.00%
                              1301 Dove Street, Suite 460,
                              Newport Beach, CA 92660

      Common Stock            Ryan A. Neely,                          1,100,000 shares President,                      28.97%
                              513 Calle Amigo,                        Secretary, Director
                              San Clemente, CA 92673

      Common Stock            Jason J. Ortega,                        50,000 shares, Treasurer, Director                1.32%
                              513 Calle Amigo,
                              San Clemente, CA 92673

      Common Stock                                                    All directors and named executive                30.29%
                                                                      officers as a group

Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. In accordance with Commission rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees. Subject to community property laws, where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

Changes in Control. Our management is not aware of any arrangements which may result in "changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-B.

Item 12.  Certain Relationships and Related Transactions.

Transactions with Promoters. Judy Buehlman, Patty Tipton, Sean Connelly and

Janna Connelly were our promoters. In April 1999, we issued 100 shares of our $.01 par value common stock to Judy Buehlman, Patty Tipton, Sean Connelly and Janna Connelly in exchange for their services relating to founding and organizing the business. Those services provided to were valued at $900.

Related Party Transactions. Ryan A. Neely, our president, secretary and director, currently provides office space to us at no charge. In addition, for the year ended December 31, 2000, Mr. Neely has paid for various goods and services relating to our operations. These expenses have been included in the results of operations for the period and recorded as additional paid-in capital stockholders' equity.

For the year ended December 31, 2000, we paid fees for web-consulting services totaling $1,500 to Judy Buehlman, a current shareholder and formerly, one of our officers and directors. Additionally, in 1999, we paid $2,600 to Sean Connelly, one of our shareholders, for web development and maintenance services.

In addition, during the period ended December 31, 1999, Judy Buehlman, our former officer and director and current principal shareholder, paid for various goods and services relating to our operations including travel, entertainment, trade shows and transportation costs. These expenses have been included in the results of operations for the period and recorded as additional paid-in capital stockholders' equity.











Item 13.  Exhibits and Reports on Form 8-K

(a) Exhibit No.

3.1                        Certificate of Incorporation*

3.2                        Bylaws*

* Included in the registration statement on Form SB-2 filed on August 18, 2000.

(b) Reports on Form 8-K

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     JPAL, Inc.,
                     a Nevada corporation

                     By:     /s/ Ryan A. Neely                   March 31, 2001
                             ---------------------------
                             Ryan A. Neely
                     Its: President, Secretary and Director



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Ryan A. Neely                           March 31, 2001
---------------------------
Ryan A. Neely
President, Secretary, Director


/s/ Jason J. Ortega                         March 31, 2001
------------------------------------
Jason J. Ortega
Treasurer, Director