Form 10QSB
period 2001-03-31
JPAL INC
filed 2001-05-15
CIK 1115463

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB








(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2001

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 For the transition period from                 to
                                          ----------------   -------------------

Commission File Number: 000-32319

                                   JPAL, Inc.
        (Exact name of small business issuer as specified in its charter)

Nevada                                                                33-0851302
------                                                                ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                     513 Calle Amigo, San Clemente, California, 92673
--------------------------------------------------------------------------------
                         (Address of principal executive offices)

                                 (949) 637-3763
                           ---------------------------
                           (Issuer's Telephone Number)



                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of May 14, 2001, there were 3,797,469 shares of the issuer's $.001 par value common stock issued and outstanding.

                          INDEX TO QUARTERLY REPORT ON
                                   FORM 10-QSB
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                                                          PAGE
                                                                        --------

PART I -      FINANCIAL INFORMATION............................................3

Item 1.  Condensed Financial Statements (Unaudited)............................3

Condensed Balance Sheet at March 31, 2001......................................3

Condensed Statement of Operations for the three
months ended March 31, 2001 and 2000...........................................4

Condensed Statement of Cash Flows for the three
months ended March 31, 2001 and 2000...........................................5

Notes to the Condensed Financial Statements....................................6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations...........................................................10

PART II - OTHER INFORMATION...................................................12

SIGNATURE.....................................................................13

                         PART I - FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements (Unaudited)


                                   JPAL, INC.
                                   ----------
                             CONDENSED BALANCE SHEET
                             -----------------------
                                 March 31, 2001
                                 --------------
                                   (unaudited)
                                   -----------


                                            ASSETS

CURRENT ASSETS
   Cash and cash equivalents (Note 2)                          $            181
   Prepaid expenses                                                         933
                                                               -----------------

     Total current assets                                                 1,114
                                                               -----------------

PROPERTY AND EQUIPMENT, net (Note 2)                                      1,928
                                                               -----------------

       Total assets                                            $          3,042
                                                               =================


                              LIABILITY AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITY
   Accounts payable                                            $          4,476
                                                               -----------------

       Total current liability                                            4,476
                                                               -----------------

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS' DEFICIT
   Preferred stock, $.001 par value
     5,000,000 shares authorized
     No shares issued or outstanding
   Common stock, $.001 par value;
     50,000,000 shares authorized,
     3,797,469 shares issued and outstanding                              3,797
   Additional paid-in capital (Note 4)                                   44,305
   Accumulated deficit                                                  (49,536)
                                                               -----------------

       Total stockholders' deficit                                       (1,434)
                                                               -----------------

         Total liability and stockholders' deficit             $          3,042
                                                               =================




See the accompanying notes to these condensed financial statements JPAL, INC.

                                   JPAL, INC.
                                   ----------
                       CONDENSED STATEMENTS OF OPERATIONS
                       ----------------------------------
                                   (unaudited)
                                   -----------



                                                  Three Months Ended March 31,

                                                   2001                   2000
                                                -------------       ------------

REVENUES
   Rental commissions                           $        399        $      660
   Listing fees                                          ---               630
                                                -------------       ------------

                                                         399             1,290
                                                -------------       ------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE
                                                      14,291               857

OTHER EXPENSE
   Depreciation                                          146               147
                                                -------------       ------------

                                                      14,437             1,004
                                                -------------       ------------

INCOME (LOSS) BEFORE PROVISION FOR INCOME
TAXES                                                (14,038)              286

PROVISION FOR INCOME TAXES (Note 3)                      ---               ---
                                                -------------       ------------

NET INCOME (LOSS)                               $    (14,038)       $      286
                                                =============       ============


BASIC INCOME (LOSS) PER SHARE                   $      (.00)        $      .00
                                                =============       ============

DILUTIVE INCOME (LOSS) PER SHARE                $      (.00)        $      .00
                                                =============       ============

BASIC AND DILUTIVE WEIGHTED AVERAGE OF
COMMON SHARES OUTSTANDING                          3,797,469         3,000,000
                                                ==============    ==============






See the accompanying notes to these condensed financial statements JPAL, INC.

                                   JPAL, INC.
                                   ----------
                       CONDENSED STATEMENTS OF CASH FLOWS
                       ----------------------------------
                                   (unaudited)
                                   -----------

                                                                                  Three Months Ended March 31,
                                                                           -----------------------------------------

                                                                                   2001                   2000
                                                                            -----------------      -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                        $        (14,038)      $           286
   Adjustments  to  reconcile  net income  (loss) to net cash used in operating activities
     Depreciation                                                                        146                   147
     Goods and services and rent provided in exchange for  additional
       paid-in capital                                                                 9,605                   ---
     Changes in assets and liabilities
       Increase in prepaid expenses                                                     (324)                  ---
       Increase (decrease) in accounts payable                                         4,379                  (720)
                                                                            -----------------      -----------------

         Net cash used in operating activities                                          (232)                 (287)
                                                                            -----------------      -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Repayments of additional paid-in capital                                              ---                   (80)
                                                                            -----------------      -----------------

         Net cash used in financing activities                                           ---                   (80)
                                                                            -----------------      -----------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                               (232)                 (367)

CASH AND CASH EQUIVALENTS, beginning of period                                           413                   884
                                                                            -----------------      -----------------

CASH AND CASH EQUIVALENTS, end of period                                    $            181       $           517
                                                                            =================      =================




See the accompanying notes to these condensed financial statements JPAL, INC.

                                   JPAL, INC.
                                   ----------
                       CONDENSED STATEMENTS OF CASH FLOWS
                       ----------------------------------
                                   (unaudited)
                                   -----------


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                   Three Months Ended March 31,
                                                   ----------------------------

                                                         2001           2000
                                                   -------------- -------------

   Cash paid during the period for interest        $         ---  $         ---
   Cash paid during the period for income taxes    $         ---  $         ---

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
   During the period ended March 31, 2001, the Company recorded rent and computer services of $750 and $3,000, respectively, and additional paid-in capital of $3,750 for rent and services provided by a stockholder.
   During the period ended March 31, 2001, the Company recorded legal and accounting expense of $2,705 and $3,150, respectively and additional paid-in-capital of $5,855 for services paid directly by a stockholder.




See the accompanying notes to these condensed financial statements JPAL, INC.

                                   JPAL, INC.
                                   ----------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
               --------------------------------------------------


NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements reflect the results of operations for JPAL, Inc. and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in JPAL, Inc.'s Annual Report on Form 10-KSB for the year ended December 31, 2000 filed with the Securities and Exchange Commission (SEC) on April 2, 2001.

         JPAL, Inc. (the "Company") was incorporated in the state of Nevada on March 31, 1999 to operate as an Internet based provider of vacation rental properties and services with an elected December 31st fiscal year end. A majority of the services are to properties located in Nevada.

         The Company has experienced net losses since its inception over the past two years and had an accumulated deficit of approximately $49,500 at March 31, 2001. Such losses are attributable to cash losses resulting from costs incurred in the development of the Company's services and infrastructure. The Company expects operating losses to continue for the foreseeable future as it continues to develop and promote its services.


NOTE 2 - PROPERTY AND EQUIPMENT

         Property and equipment consist of the following:

                                                       March 31,
                                         ---------------------------------------

                                                2001                 2000
                                         -----------------     -----------------

    Computer                             $         1,791       $        1,791
    Computer equipment                             1,057                1,057
    Furniture                                        205                  205
                                         -----------------     -----------------

                                                   3,053                3,053
    Less:  accumulated depreciation               (1,125)                (527)
                                         -----------------     -----------------

                                         $         1,928       $        2,526
                                         =================     =================




See the accompanying notes to these condensed financial statements JPAL, INC.

NOTE 3 - INCOME TAXES

         The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 ("SFAS 109"). This statement mandates the liability method of accounting for deferred income taxes and permits the recognition of deferred tax assets subject to an ongoing assessment of realizability.

         The components of the Company's income tax provision consist of:

                                                                                 Three Months Ended March 31,
                                                                            ----------------------------------------

                                                                                   2001                   2000
                                                                            -----------------      -----------------
         Federal taxes (deferred) net operating loss benefit                $        (2,200)      $             30
         Change in valuation account                                                  2,200                    (30)
                                                                            -----------------     ------------------

                                                                            $           ---       $            ---
                                                                            =================     ==================

         Deferred income taxes are provided for timing differences in the recognition of certain income and expense items for tax and financial statement purposes. The tax effect of the temporary differences giving rise to the Company's deferred tax assets and liabilities as of March 31, 2001 and 2000 are as follows:

                                                        March 31,
                                          --------------------------------------

                                               2001                   2000
                                          ---------------      -----------------

         Deferred income taxes
             Net operating loss benefit    $       7,500        $        2,470
             Valuation allowance                  (7,500)               (2,470)
                                           ---------------      ----------------

                                           $         ---        $          ---
                                           ===============      ================



         The Company has federal net operating loss carryforwards of approximately $36,000 that will expire through 2020.


         The Company's tax reporting year end is December 31st. If the Company has a net operating loss carryforward from operations for the year ended December 31, 2001, it will expire in 2021.

NOTE 4 - RELATED PARTY TRANSACTIONS

         The Company is currently utilizing office space provided by the Company's president (a stockholder). During the period ended March 31, 2001, the Company has recorded rent expense of $750 which represents the Company's pro rata share of the office space being provided by the Company's president. The Company has also recorded computer consulting services of $3,000 which were provided by the Company's president. The services were valued using hourly rates at estimated fair market value of similar services. The Company has recorded legal and accounting fees of $2,705 and $3,150, respectively. These services were paid for by the Company's president. The president has waived reimbursement of the allocated rent, computer consulting services, legal and accounting services provided and has considered them as additional paid-in capital.

Item 2.  Plan of Operation

This following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events and are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as "may", "shall", "will", "could", "expect", "estimate", "anticipate", "predict", "probable", "possible", "should", "continue", or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

Liquidity and Capital Resources. We had cash of $181 as of March 31, 2001. Our total assets were approximately $3,042 and our total liabilities were approximately $4,476 as of March 31, 2001. Our president, secretary, director and principal shareholder, Ryan A. Neely, has paid our expenses since March 2000. We anticipate that Mr. Neely will continue to pay our expenses in the event that we do not generate revenues or obtain additional working capital.

Results of Operations.

Revenue. For the three month period ended March 31, 2001, we have generated revenues of approximately $399 with 100% of those revenues being generated from operations relating to our vacation rental properties and services in Las Vegas. Our revenues have decreased significantly because we are currently redeveloping our website and we have not conducted any marketing activities. Therefore, we do not expect that we will generate any significant revenues until such time as our website redevelopment is complete.

Operating Expenses. For the three month period ended March 31, 2001, operating expenses totaled $14,437, of which a majority of those expenses relate to professional fees for legal and accounting services. We anticipate that we will continue to incur significant professional fees for legal and accounting services. Website development expenses totaled $400 for the three month period ended March 31, 2001, with all of those fees being paid to Judy Buehlman, a current shareholder and formerly one of our officers and directors. We anticipate that we will continue to incur significant expenses related to the redevelopment of our website.

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

In the opinion of management, available funds will satisfy our working capital requirements through August 2001. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We anticipate that we may need to raise additional capital to develop and conduct our operations. Such additional capital may be raised through public or private financing as well as borrowings and other sources. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, we believe that our officers and directors will contribute funds to pay for our expenses. Therefore, we have not contemplated any plan of liquidation in the event that we do not generate revenues.

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

Our objective is to complete the redevelopment of our website in the next three to six months. In February 2001, we paid $400 for web development services to Judy Buehlman, a current shareholder and formerly, one of our officers and directors. During the next three to six months, we anticipate that we will need to spend funds to continue the redevelopment of our website. However, our ability to continue to develop our website is dependent on Mr. Neely's continued contribution of funds to pay those expenses.

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

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.
--------------------------

None.

Item 2. Changes in Securities.
-------------------------------

None.

Item 3.  Defaults Upon Senior Securities
----------------------------------------

None

Item 4.  Submission of Matters to Vote of Security Holders
----------------------------------------------------------

None

Item 5.  Other Information
--------------------------

None

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

None

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        JPAL, Inc.,
                                        a Nevada corporation



May 14, 2001                   By:      /s/ Ryan A. Neely
                                        --------------------------
                                        Ryan A. Neely
                               Its:     President, Secretary, Director