Form 10QSB
period 2001-06-30
JPAL INC
filed 2001-08-14
CIK 1115463

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB








(X)QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001


( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934  For the transition period from                 to
                                           ----------------     ----------------

Commission File Number: 000-32319

                                   JPAL, Inc.
        (Exact name of small business issuer as specified in its charter)

Nevada                                                                33-0851302
------                                                                ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                   17620 Oak Street, Fountain Valley, California, 92708
--------------------------------------------------------------------------------
                         (Address of principal executive offices)

                                 (714) 785.2095
                                 --------------
                           (Issuer's Telephone Number)



                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of August 13, 2001, there were 8,645,260 shares of the issuer's $.001 par value common stock issued and outstanding.

                          INDEX TO QUARTERLY REPORT ON
                                   FORM 10-QSB
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001


                                                                                       PAGE
                                                                                   -------------

PART I -          FINANCIAL INFORMATION                                                 3

Item 1.       Condensed Financial Statements (Unaudited)                                3

Condensed Balance Sheet at June 30, 2001                                                3
Condensed  Statements of Operations for the three months and six months ended
    June 30, 2001 and 2000                                                              4
Condensed Statements of Cash Flows for the six months ended June 30, 2001 and
    2000                                                                                5

Notes to the Condensed Financial Statements                                           7 - 10

Item 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                     11

PART II - OTHER INFORMATION                                                             12

SIGNATURE                                                                               13


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------




                                   JPAL, INC.

                             CONDENSED BALANCE SHEET

                                  June 30, 2001

                                   (unaudited)


                                            ASSETS
                                            ------
CURRENT ASSET
   Cash and cash equivalents                                                    $            333
                                                                                ----------------

     Total current asset                                                                     333
                                                                                ----------------

PROPERTY AND EQUIPMENT, net                                                                1,779
                                                                                ----------------

       Total assets                                                             $          2,112
                                                                                ================


                              LIABILITY AND STOCKHOLDERS' EQUITY
                              ----------------------------------
CURRENT LIABILITY                                                               $            ---
                                                                                ----------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred stock, $.001 par value
     5,000,000 shares authorized
     No shares issued or outstanding
   Common stock, $.001 par value;
     50,000,000 shares authorized,
     8,645,260 shares issued and outstanding                                               1,729
   Additional paid-in capital                                                             53,872
   Accumulated deficit                                                                   (53,489)
                                                                                ----------------

       Total stockholders' equity                                                          2,112
                                                                                ----------------

         Total liability and stockholders' equity                               $          2,112
                                                                                ================




       See the accompanying notes to these condensed financial statements

                                   JPAL, INC.

                       CONDENSED STATEMENTS OF OPERATIONS

                                   (unaudited)
                                   -----------


                                                            Three Months Ended                Six Months Ended
                                                                 June 30,                         June 30,
                                                       -----------------------------    -----------------------------
                                                            2001           2000               2001           2000
                                                       -------------   -------------    -------------    ------------
REVENUES
   Rental commissions                                  $         640   $         ---    $       1,039    $        660
   Listing fees                                                  ---             ---              ---             630
                                                       -------------   -------------    -------------    ------------

                                                                 640             ---            1,039           1,290
                                                       -------------   -------------    -------------    ------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE
                                                               4,444           3,624           18,735           4,481

OTHER EXPENSE
   Depreciation                                                  149             153              295             300
                                                       -------------   -------------    -------------    ------------

                                                               4,593           3,777           19,030           4,781
                                                       -------------   -------------    -------------    ------------

LOSS BEFORE PROVISION FOR INCOME TAXES
                                                              (3,953)         (3,777)         (17,991)         (3,491)

PROVISION FOR INCOME TAXES                                       ---             ---              ---             ---
                                                       -------------   -------------    -------------    ------------

NET LOSS                                               $     (3,953)   $      (3,777)   $    (17,991)    $     (3,491)
                                                       ============    =============    ============     ============


BASIC AND DILUTIVE LOSS PER SHARE
                                                       $       (.00)   $        (.00)   $       (.00)   $       (.00)
                                                       ============    =============    ============    ============

BASIC AND DILUTIVE WEIGHTED AVERAGE OF COMMON
   SHARES OUTSTANDING
                                                           8,645,260      15,000,000        8,645,260      15,000,000
                                                       =============   =============    =============    ============





       See the accompanying notes to these condensed financial statements

                                   JPAL, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                   (unaudited)
                                   -----------

                                                                                    Six Months Ended June 30,
                                                                            -----------------------------------------
                                                                                   2001                   2000
                                                                            -----------------      ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                 $         (17,991)     $          (3,491)
   Adjustments  to  reconcile  net loss to net cash used in operating activities
     Depreciation                                                                         295                    300
     Goods and services and rent provided in exchange for  additional
       paid-in capital                                                                 17,104                    500
     Changes in operating assets and liabilities
       Decrease in prepaid expenses                                                       609                    ---
       Decrease in accounts payable                                                       (97)                  (384)
                                                                            -----------------      -----------------

         Net cash used in operating activities                                            (80)                (3,075)
                                                                            -----------------      -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Additional paid-in capital                                                           2,068                    ---
   Proceeds from issuance of common stock                                                 ---                  3,020
   Redemption of common stock                                                          (2,068)                   ---
                                                                            -----------------      -----------------

         Net cash provided by financing activities                                        ---                  3,020
                                                                            -----------------      -----------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                 (80)                   (55)

CASH AND CASH EQUIVALENTS, beginning of period                                            413                    884
                                                                            -----------------      -----------------

CASH AND CASH EQUIVALENTS, end of period                                    $             333      $             829
                                                                            =================      =================







       See the accompanying notes to these condensed financial statements

                                   JPAL, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                   (unaudited)
                                   -----------


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                                                    Six Months Ended June 30,
                                                                            ---------------------------------------
                                                                                   2001                   2000
                                                                            -----------------      ----------------

   Cash paid during the period for interest                                 $             ---     $            ---
   Cash paid during the period for income taxes                             $             ---     $            ---

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
   During the period ended June 30, 2001, the Company recorded rent and computer services of $1,500 and $4,625, respectively, and additional paid-in capital of $6,125 for rent and services provided by a stockholder.

   During the period ended June 30, 2001, the Company recorded $10,979 for legal, accounting and other administrative expenses and additional paid-in-capital of $10,979 for services paid directly by a stockholder.









       See the accompanying notes to these condensed financial statements

                                   JPAL, INC.
                                   ---------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                             JUNE 30, 2001 AND 2000
                             ----------------------


NOTE 1 - BASIS OF PRESENTATION

         The management of JPAL, Inc. (the "Company") without audit has prepared the financial statements included herein. The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. In the opinion of the management of the Company, all adjustments considered necessary for fair presentation of the financial statements have been included and were of a normal recurring nature, and the accompanying financial statements present fairly the financial position as of June 30, 2001, and the results of operations for the three and six months ended June 30, 2001 and June 30, 2000 and its cash flows for the six months ended June 30, 2001 and June 30, 2000.

         The Company was incorporated in the state of Nevada on March 31, 1999 to operate as an Internet based provider of vacation rental properties and services with an elected December 31st fiscal year end. A majority of the services are to properties located in Nevada.

         The Company has experienced net losses since its inception over the past two years and had an accumulated deficit of approximately $53,500 at June 30, 2001. Such losses are attributable to cash losses resulting from costs incurred in the development of the Company's services and infrastructure. The Company expects operating losses to continue for the foreseeable future as it continues to develop and promote its services.


NOTE 2 - PROPERTY AND EQUIPMENT

         Property and equipment consist of the following at June 30, 2001:

         Computer                                             $           1,791
         Computer equipment                                               1,057
         Furniture                                                          205
                                                              -----------------

                                                                          3,053
         Less:  accumulated depreciation                                 (1,274)
                                                              -----------------

                                                              $           1,779
                                                              =================

NOTE 3 - INCOME TAXES

         The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 ("SFAS 109"). This statement mandates the liability method of accounting for deferred income taxes and permits the recognition of deferred tax assets subject to an ongoing assessment of realizability.

         The components of the Company's income tax provision consist of:

                                                                                    Six Months Ended June 30,
                                                                            ----------------------------------------
                                                                                   2001                   2000
                                                                            -----------------      -----------------

         Federal taxes (deferred) net operating loss benefit                $          (2,700)    $             (500)
         Change in valuation account                                                    2,700                    500
                                                                            -----------------     ------------------

                                                                            $             ---     $              ---
                                                                            =================     ==================


         Deferred income taxes are provided for timing differences in the recognition of certain income and expense items for tax and financial statement purposes. The tax effect of the temporary differences giving rise to the Company's deferred tax assets and liabilities as of June 30, 2001 are as follows:

         Deferred income taxes
             Net operating loss benefit                        $          8,000
             Valuation allowance                                         (8,000)
                                                               ----------------

                                                               $            ---
                                                               ================

         The Company has federal net operating loss carryforwards of approximately $53,000 that will expire through 2020.

         The Company's tax reporting year end is December 31st. If the Company has a net operating loss carryforward from operations for the year ended December 31, 2001, it will expire in 2021.


NOTE 4 - RELATED PARTY TRANSACTIONS

         The Company is currently utilizing office space provided by the Company's president (a stockholder). During the period ended June 30, 2001, the Company has recorded rent expense of $1,500 which represents the Company's pro rata share of the office space being provided by the Company's president. The Company has also recorded computer consulting services of $4,625 which were provided by the Company's president. The services were valued using hourly rates at estimated fair market value of similar services. The Company has recorded $10,979 for legal, accounting and other administrative expenses that were paid for by the Company's president. The president has waived reimbursement of the allocated rent, computer consulting services, legal, accounting and other administrative services provided and has considered them as additional paid-in capital.

NOTE 5 - COMMON STOCK

         On June 14, 2001 the Company redeemed 2,068,417 shares of its common stock for $2,068.

         On July 2, 2001, the Company approved a 5 for 1 forward stock split of its common stock. Accordingly, all share and per share amounts have been retroactively restated in the consolidated financial statements to reflect this split.

Item 2.  Plan of Operation
--------------------------

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

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. We cannot guaranty that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

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

Liquidity and Capital Resources. We had cash of $333 as of June 30, 2001. Our total assets were approximately $2,112 and our total liabilities were approximately $0 as of June 30, 2001. Our president, secretary, director and principal shareholder, Frank Drechsler, has also agreed to pay our expenses in the event that we do not generate revenues or obtain additional working capital.

Results of Operations.

Revenue. For the three months ended June 30, 2001, we generated revenues of approximately $640 with 100% of those revenues being generated from operations relating to our vacation rental properties and services in Las Vegas. Our revenues have decreased significantly because we are currently redeveloping our website and we have not conducted any marketing activities. Therefore, we do not expect that we will generate any significant revenues until such time as our website redevelopment is complete.

Operating Expenses. For the three months ended June 30, 2001, operating expenses totaled $4,593, of which a majority of those expenses relate to general and administrative expenses. We anticipate that we will continue to incur significant general and administrative expenses. During the six months ended June 30, 2001, we incurred operating expenses relating to rent and computer services of $1,500 and $4,625 respectively, and paid-in capital of $6,125 for rent and services provided by Ryan A. Neely, our former officer and director. For the six-month period ended June 30, 2001, we also incurred $10,979 for legal, accounting, and other administrative expenses and additional paid-in-capital of $10,979 for services paid directly by Ryan A. Neely, our former officer and director.

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

In the opinion of management, available funds will satisfy our working capital requirements through November 2001. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We anticipate that we may need to raise additional capital to develop and conduct our operations. Such additional capital may be raised through public or private financing as well as borrowings and other sources. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, we believe that our officers and directors will contribute funds to pay for our expenses. Therefore, we have not contemplated any plan of liquidation in the event that we do not generate revenues.

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

                                        JPAL, Inc.,
                                        a Nevada corporation



August 13, 2001                By:      /s/ Frank Drechsler
                                        -----------------------------------
                                        Frank Drechsler
                              Its:      President, Secretary, Director