Form 10QSB
period 2001-09-30
JPAL INC
filed 2001-11-14
CIK 1115463

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB








(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001


( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 For the transition period from           to
                                                        ----------    ---------

Commission File Number: 000-32319

                                   JPAL, Inc.
                                   ----------
        (Exact name of small business issuer as specified in its charter)

Nevada                                                               33-0851302
------                                                               ----------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)


              17620 Oak Street, Fountain Valley, California, 92708
         --------------------------------------------------------------
                    (Address of principal executive offices)

                                 (714) 785.2095
                                 --------------
                           (Issuer's Telephone Number)



                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of November 14, 2001, there were 8,645,260 shares of the issuer's $.001 par value common stock issued and outstanding.

                          INDEX TO QUARTERLY REPORT ON
                                   FORM 10-QSB
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001



                                                                         PAGE
                                                                        -------
PART I -          FINANCIAL INFORMATION

Item 1.       Condensed Financial Statements (Unaudited)                    3

Condensed Balance Sheet at September 30, 2001                               3
Condensed  Statements of Operations for the three months                    4
    and nine months ended September 30, 2001 and 2000
Condensed Statements of Cash Flows for the nine months ended                5
   September 30, 2001 and 2000
Notes to the Condensed Financial Statements                              6 - 10


Item 2.       Management's Discussion and Analysis of                      11
              Financial Condition and Results of Operations


PART II - OTHER INFORMATION                                                12


SIGNATURE

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements
-----------------------------




                                   JPAL, INC.
                                   ----------
                             CONDENSED BALANCE SHEET
                            ------------------------
                               September 30, 2001
                               ------------------
                                   (unaudited)
                                   -----------




                                     ASSETS
                                     ------

Current assets:
   Cash and cash equivalents                                   $            797
   Advances due from Essential Reality, LLC                             300,000
                                                               ----------------

     Total current assets                                               300,797

Property and equipment, net                                               1,628
                                                               ----------------

       Total assets                                            $        302,425
                                                               ================


                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                     --------------------------------------


Current liabilities:
   Accounts payable                                            $          1,725
   Short term notes payable                                             335,300
   Accrued expenses                                                       3,083
                                                               ----------------

     Total current liabilities                                          340,108
                                                               ----------------

Commitments and contingencies

Stockholders' deficit:
   Preferred stock, $.001 par value
     5,000,000 shares authorized
     No shares issued or outstanding
   Common stock, $.001 par value;
     50,000,000 shares authorized,
     8,645,260 shares issued and outstanding                              1,729
   Additional paid-in capital                                            55,072
   Accumulated deficit                                                  (94,484)
                                                               ----------------

       Total stockholders' deficit                                      (37,683)
                                                               ----------------

         Total liabilities and stockholders' deficit           $        302,425
                                                               ================







       See the accompanying notes to these condensed financial statements

                                   JPAL, INC.
                                   ----------
                       CONDENSED STATEMENTS OF OPERATIONS
                       -----------------------------------
                                   (unaudited)
                                   -----------


                                                            Three Months Ended                Nine months Ended
                                                               September 30,                    September 30,
                                                       ----------------------------     -----------------------------
                                                            2001           2000               2001           2000
                                                       -------------   -------------    -------------    ------------
Revenues:
   Rental commissions                                  $         ---   $       1,832    $       1,039    $      2,462
   Listing fees                                                  ---             ---              ---             660
                                                       -------------   -------------    -------------    ------------
                                                                 ---           1,832            1,039           3,122
                                                       -------------   -------------    -------------    ------------
Selling, general and administrative expense
                                                              37,760           9,319           56,495          13,801
Other expense:
   Interest                                                    3,083             ---            3,083             ---
   Depreciation                                                  151             148              446             447
                                                       -------------   -------------    -------------    ------------

                                                              40,994           9,467           60,024          14,248
                                                       -------------   -------------    -------------    ------------

Loss before provision for income taxes                       (40,994)         (7,635)         (58,985)        (11,126)

Provision for income taxes                                       ---             ---              ---             ---
                                                       -------------   -------------    -------------    ------------

Net loss                                               $    (40,994)   $      (7,635)   $    (58,985)    $    (11,126)
                                                       =============   =============    =============   =============

Basic and dilutive loss per share                      $       (.00)   $        (.00)   $       (.00)   $        (.00)
                                                       =============   =============    =============   =============
Basic and dilutive weighted average of common
   shares outstanding                                      8,645,260      11,787,329       14,927,638      17,643,783
                                                       =============   =============    =============   =============





       See the accompanying notes to these condensed financial statements

                                   JPAL, INC.
                                   ----------
                       CONDENSED STATEMENTS OF CASH FLOWS
                        --------------------------------
                                   (unaudited)
                                   ----------

                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                            ------------------------------------------
                                                                                   2001                   2000
                                                                            -----------------      -------------------
Cash flows from operating activities:
   Net loss                                                                 $         (58,985)     $         (11,126)
   Adjustments  to  reconcile  net loss to net cash used in operating activities
     Depreciation                                                                         446                    447
     Services provided in exchange for issuance of common stock
                                                                                          ---                    797
     Goods and services and rent provided in exchange for  additional
       paid-in capital                                                                 18,304                  1,250
     Changes in operating assets and liabilities
       Increase in due from related party                                            (300,000)                   ---
       (Increase) decrease in prepaid expenses                                            608                 (3,463)
       Increase (decrease) in accounts payable                                          1,628                   (844)
       Increase in accrued expenses                                                     3,083                    ---
                                                                            -----------------      -----------------

         Net cash used in operating activities                                       (334,916)               (12,939)
                                                                            -----------------      -----------------

Cash flows from financing activities:
   Proceeds from short term borrowings, net                                           335,300                    ---
   Additional paid-in capital                                                           2,068                  9,795
   Proceeds from issuance of common stock                                                 ---                  3,020
   Redemption of common stock                                                          (2,068)                   ---
                                                                            -----------------      -----------------

         Net cash provided by financing activities                                    335,300                 12,815
                                                                            -----------------      -----------------

Net increase (decrease) in cash and cash equivalents                                      384                   (124)

Cash and cash equivalents, beginning of period                                            413                    884
                                                                            -----------------      -----------------

Cash and cash equivalents, end of period                                    $             797      $             760
                                                                            =================      =================






       See the accompanying notes to these condensed financial statements

                                   JPAL, INC.
                                   ----------
                       CONDENSED STATEMENTS OF CASH FLOWS
                       ----------------------------------
                                   (unaudited)
                                   ----------


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                                                        Nine Months Ended
                                                                                          September 30,
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


SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
   During the period ended September 30, 2001, the Company recorded rent and computer services of $2,700 and $4,625, respectively, and additional paid-in capital of $7,325 for rent and services provided by a stockholder.

   During the period ended September 30, 2001, the Company recorded $10,979 for legal, accounting and other administrative expenses and additional paid-in-capital of $10,979 for services paid directly by a stockholder.

                                   JPAL, INC.
                                   -----------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                           SEPTEMBER 30, 2001 AND 2000
                           --------------------------





NOTE 1 - BASIS OF PRESENTATION

         The management of JPAL, Inc. (the "Company") without audit has prepared the financial statements included herein. The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures in the unaudited interim financial statements are adequate to make the information presented not misleading. In the opinion of the management of the Company, all adjustments considered necessary for fair presentation of the financial statements have been included and were of a normal recurring nature, and the accompanying financial statements present fairly the financial position as of September 30, 2001, and the results of operations for the three and nine months ended September 30, 2001 and September 30, 2000 and its cash flows for the nine months ended September 30, 2001 and September 30, 2000. The interim results are not necessarily indicative of the results for the full year.

         The Company was incorporated in the state of Nevada on March 31, 1999 to operate as an Internet based provider of vacation rental properties and services with an elected December 31st fiscal year end. A majority of the services were to properties located in Nevada. During the period ended September 30, 2001 the Company has abandoned the development of their Internet services to provide vacation rental properties and services. The Company is currently in the process of completing a merger with another company.

         The Company has experienced net losses since its inception over the past two years and had an accumulated deficit of approximately $94,500 at September 30, 2001. Such losses are attributable to cash losses resulting from costs incurred in the development of the Company's services and infrastructure. The Company expects operating losses to continue for the foreseeable future as it continues to seek alternative business opportunities.

NOTE 2 - NEW PRONOUNCEMENTS

         In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Tangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that all purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FAS Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. The Company is required to adopt the provisions of Statement 141 immediately, except with regard to business combinations initiated prior to July 1, 2001, and to adopt Statement 142 effective with the fiscal year beginning January 1, 2002.

         The Company believes that adoption of the Provisions of Statement 142 that are effective January 1, 2001 will have no material effect on the financial condition and results of operations based on the requirements of Statement 142.


NOTE 3 - NOTES PAYABLE

         The Company has several unsecured notes payable with interest rates ranging from 8.00% to 8.50%. Notes totaling $30,000 will mature on January 26, 2002. Notes totaling $305,300 will mature on the earliest of (i) January 15, 2002 or (ii) the sale or exchange of all or substantially all of the outstanding shares of common stock. The total amount of short term notes payable was $335,300 at September 30, 2001. Interest expense on these notes during the period ended September 30, 2001 was $3,083. The Company issued warrants to acquire 150,000 shares of JPAL, Inc.'s common stock at a purchase price of $3.00 per share in connection with the issuance of these notes payable. $300,000 of the proceeds from these notes has been advanced to Essential Reality, LLC which the Company is in the process of completing a merger agreement with.


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

         The components of the Company's income tax provision consist of:

                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                            ----------------------------------------
                                                                                   2001                   2000
                                                                            -----------------      -----------------
         Federal taxes (deferred) net operating loss benefit                $          (8,800)    $           (1,600)
         Change in valuation account                                                    8,800                  1,600
                                                                            -----------------     ------------------

                                                                            $             ---     $              ---
                                                                            =================     ==================

         Deferred income taxes are provided for timing differences in the recognition of certain income and expense items for tax and financial statement purposes. The tax effect of the temporary differences giving rise to the Company's deferred tax assets and liabilities as of September 30, 2001 are as follows:

         Deferred income taxes
             Net operating loss benefit                                                           $           14,100
             Valuation allowance                                                                             (14,100)
                                                                                                  ------------------

                                                                                                  $              ---
                                                                                                  ==================

         The Company has federal net operating loss carryforwards of approximately $36,000 that will expire through 2020.

         The Company's tax reporting year end is December 31st. If the Company has a net operating loss carryforward from operations for the year ended December 31, 2001, it will expire in 2021.


NOTE 5 - RELATED PARTY TRANSACTIONS

         The Company is currently utilizing office space provided by the Company's president (a stockholder). During the period ended September 30, 2001, the Company has recorded rent expense of $2,700 which represents the Company's pro rata share of the office space being provided by the Company's current and past presidents. The Company has also recorded computer consulting services of $4,625 which were provided by the Company's previous president. The services were valued using hourly rates at estimated fair market value of similar services. The Company has recorded $10,979 for legal, accounting and other administrative expenses that were paid for by the Company's current and past presidents. The presidents have waived reimbursement of the allocated rent, computer consulting services, legal, accounting and other administrative services provided and have considered them as additional paid-in capital. During the period ended September 30, 2001 the Company's current president received $6,000 as compensation which is included in selling, general and administrative expense.

NOTE 6 - COMMON STOCK

         On June 14, 2001 the Company redeemed 2,068,417 shares of its common stock for $2,068.

         On July 2, 2001, the Company approved a 5 for 1 forward stock split of its common stock. Accordingly, all share and per share amounts have been retroactively restated in the financial statements to reflect this split.


NOTE 7 - WARRANTS

         During 2001, the Company issued 150,000 warrants in connection with the short term promissory notes dated August 23, 2001. The warrants were issued for the purchase of common stock at $3.00 per share. These warrants are exercisable at the option of warrant holder and expire three years from the date of issuance.

         The following represents a summary of the warrants outstanding as of September 30, 2001.

                                                                                                          Weighted
                                                                                                           Average
                                                                                                          Exercise
                                                                                        Shares             Price
                                                                                   ---------------    ---------------
         Outstanding, beginning of period                                                      ---    $           ---

         Granted                                                                           150,000               3.00
         Expired/forfeited                                                                     ---                ---
                                                                                   ---------------    ---------------

         Outstanding, end of period                                                        150,000    $          3.00
                                                                                   ===============    ===============

         Weighted average fair value of warrants granted                                              $          3.00
                                                                                                      ===============


NOTE 8 - COMMITMENTS AND CONTINGENCIES

         The Company has entered into an agreement with Essential Reality, LLC ("Essential Reality") dated August 23, 2001 where as the Company and Essential Reality have agreed to a business combination. The business combination is contingent on the consummation of the Company's private placement of up to 1,730,769 shares of common stock and up to an additional 288,462 shares of common stock at a selling price of $3.00 per share.

         Upon the closing of the agreement, the Company shall issue 11,000,000 shares of common stock in exchange for one hundred percent (100)%) interest in Essential Reality.

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

In August 2001, we entered into a contribution agreement with Essential Reality LLC, a Delaware limited liability company. Essential Reality LLC is a privately held New York-based technology firm specializing in the development of innovative computer and game console peripherals. Pursuant to the terms of the contribution agreement, we will issue 11 million shares of our common stock to the current shareholders of Essential Reality LLC in exchange for all of the equity interests of Essential Reality LLC. The consummation of the transaction is contingent on a number of factors, including, but not limited to, that we raise a minimum of $4.5 million dollars.

Liquidity and Capital Resources. We had cash of $797 as of September 30, 2001. Our total assets were $302,425, of which approximately $300,000 is due from Essential Reality LLC. Pursuant to the contribution agreement, we loaned $300,000 to Essential Reality LLC. Our total liabilities were approximately $340,108 as of September 30, 2001. In August and September 2001, we entered into several unsecured notes payable in order to memorialize certain bridge financings relating to the contemplated transaction with Essential Reality LLC. Those unsecured notes payable bear interest rates ranging from 8.00% to 8.50%. Notes totaling $30,000 will mature on January 26, 2002. Notes totaling $305,300 will mature on the earliest of (i) January 15, 2002 or (ii) the sale or exchange of all or substantially all of the outstanding shares of common stock. The total amount of short-term notes payable was $335,300 at September 30, 2001. Interest expense on these notes during the period ended September 30, 2001 was $3,083.

Results of Operations.

Revenue. For the three months ended September 30, 2001, we generated no revenues compared to revenues of approximately $1,832 during the three months ended September 30, 2000. The decline in our revenues is due the fact that we have not completed the redevelopment of our website and we have not conducted any marketing activities. We do not expect that we will generate any significant revenues until such time as our website redevelopment is complete. In addition, the acts of terrorism that occurred on September 11, 2001, in New York City and Washington, D.C have negatively impacted the travel industry. As a result of these terrorist acts, there may be a significant reduction in the demand for our services. We are unable to determine the long-term impact, if any, of these incidents or of any acts of war or terrorism in the United States or worldwide on the U.S. economy, on us or on the price of our common stock.

Operating Expenses. For the three months ended September 30, 2001, operating expenses totaled $40,994, of which $37,760 of those expenses relate to general and administrative expenses. We anticipate that we will continue to incur significant general and administrative expenses with respect the contemplated acquisition of Essential Reality LLC.

Our Plan of Operation for the Next Twelve Months. Our plan of operation is dependent on our ability to complete the acquisition of Essential Reality LLC or complete the redevelopment of our website so that we can generate more revenues. If we are unable to complete the acquisition of Essential Reality LLC, then we intend to complete the redevelopment of our website.

In the opinion of management, available funds will satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We will need to raise additional capital to complete the acquisition of Essential Reality LLC. Such additional capital may be raised through public or private financing as well as borrowings and other sources. We cannot guaranty that additional funding will be available on favorable terms, if at all.

We are not currently conducting any research and development activities, other than the redevelopment of our website. We do not anticipate conducting any other such activities in the next twelve months, unless we complete the acquisition of Essential Reality LLC. We do not anticipate that we will purchase or sell any significant equipment in the next six to twelve months unless we complete the acquisition of Essential Reality LLC. We do not anticipate that we will hire any employees in the next six to twelve months, unless complete the acquisition of Essential Reality LLC.

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.
--------------------------

None.

Item 2. Changes in Securities.
------------------------------

In connection with the issuance of the notes payable, we issued to the note holders warrants to purchase 150,000 shares of our common stock at a purchase price of $3.00 per share.

Item 3.  Defaults Upon Senior Securities.
-----------------------------------------

None.

Item 4.  Submission of Matters to Vote of Security Holders.
-----------------------------------------------------------

None.

Item 5.  Other Information.
---------------------------

None.

Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------

None.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           JPAL, Inc.,
                                           a Nevada corporation



November 14, 2001                 By:      /s/ Frank Drechsler
                                           -----------------------------------
                                           Frank Drechsler
                                 Its:      President, Secretary, Director