Form 10QSB/A
period 2001-09-30
JPAL INC
filed 2001-12-21
CIK 1115463

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB,
                                AMENDMENT NO. 1









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



                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of December 20, 2001, there were 8,645,260 shares of the issuer's $.001 par value common stock issued and outstanding.

                          INDEX TO QUARTERLY REPORT ON
                           FORM 10-QSB, AMENDMENT NO.1
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001



                                                                         PAGE
                                                                        -------
PART I -          FINANCIAL INFORMATION

Item 1.       Condensed Financial Statements (Unaudited)                   3

Condensed Balance Sheet at September 30, 2001                              3
Condensed  Statements of Operations for the three months
    and nine months ended September 30, 2001 and 2000                      4
Condensed Statements of Cash Flows for the nine months ended
   September 30, 2001 and 2000                                           5 - 6
Notes to the Condensed Financial Statements                              7 - 10


Item 2.       Management's Discussion and Analysis of                      11
              Financial Condition and Results of Operations


PART II - OTHER INFORMATION                                                13


SIGNATURE

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements
-----------------------------







                                   JPAL, INC.

                             CONDENSED BALANCE SHEET

                               September 30, 2001

                                   (unaudited)



                                     ASSETS
                                     ------

Current assets:
   Cash and cash equivalents                                   $            797
   Advances due from Essential Reality, LLC                             400,000
                                                               ----------------

     Total current assets                                               400,797

Property and equipment, net                                               1,628
                                                               ----------------

       Total assets                                            $        402,425
                                                               ================


                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

Current liabilities:
   Accounts payable                                            $          1,725
   Short term notes payable                                             435,300
   Accrued expenses                                                       3,083
                                                               ----------------

     Total current liabilities                                          440,108
                                                               ----------------

Commitments and contingencies

Stockholders' deficit:
   Preferred stock, $.001 par value
     5,000,000 shares authorized
     No shares issued or outstanding
   Common stock, $.001 par value;
     50,000,000 shares authorized,
     8,645,260 shares issued and outstanding                              1,729
   Additional paid-in capital                                            55,072
   Accumulated deficit                                                  (94,484)
                                                               ----------------

       Total stockholders' deficit                                      (37,683)
                                                               ----------------

         Total liabilities and stockholders' deficit           $        402,425
                                                               ================







       See the accompanying notes to these condensed financial statements

                                   JPAL, INC.

                       CONDENSED STATEMENTS OF OPERATIONS

                                   (unaudited)



                                                            Three Months Ended                Nine months Ended
                                                               September 30,                    September 30,
                                                       -----------------------------    ------------------------------
                                                            2001           2000               2001           2000
                                                       -------------   -------------    -------------    -------------
Revenues:
   Rental commissions                                  $         ---   $       1,832    $       1,039    $      2,462
   Listing fees                                                  ---             ---              ---             660
                                                       -------------   -------------    -------------    ------------

                                                                 ---           1,832            1,039           3,122
                                                       -------------   -------------    -------------    ------------

Selling, general and administrative expense
                                                              37,760           9,319           56,495          13,801

Other expense:
   Interest                                                    3,083             ---            3,083             ---
   Depreciation                                                  151             148              446             447
                                                       -------------   -------------    -------------    ------------

                                                              40,994           9,467           60,024          14,248
                                                       -------------   -------------    -------------    ------------

Loss before provision for income taxes                       (40,994)         (7,635)         (58,985)        (11,126)

Provision for income taxes                                       ---             ---              ---             ---
                                                       -------------   -------------    -------------    ------------

Net loss                                               $    (40,994)   $      (7,635)   $     (58,985)   $    (11,126)
                                                       =============   =============    =============    ============


Basic and dilutive loss per share                      $       (.00)   $        (.00)   $        (.00)   $       (.00)
                                                       =============   =============    =============    ============

Basic and dilutive weighted average of common
   shares outstanding                                      8,645,260      11,787,329       14,927,638      17,643,783
                                                       =============   =============    =============    ============









       See the accompanying notes to these condensed financial statements

                                   JPAL, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                   (unaudited)

                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                            -----------------------------------------
                                                                                   2001                   2000
                                                                            -----------------      ------------------
Cash flows from operating activities:
   Net loss                                                                 $         (58,985)     $         (11,126)
   Adjustments  to  reconcile  net loss to net cash used in operating activities
     Depreciation                                                                         446                    447
     Services provided in exchange for issuance of common stock
                                                                                          ---                    797
     Goods and services and rent provided in exchange for  additional
       paid-in capital                                                                 18,304                  1,250
     Changes in operating assets and liabilities
       Increase in due from related party                                            (400,000)                   ---
       (Increase) decrease in prepaid expenses                                            608                 (3,463)
       Increase (decrease) in accounts payable                                          1,628                   (844)
       Increase in accrued expenses                                                     3,083                    ---
                                                                            -----------------      -----------------

         Net cash used in operating activities                                       (434,916)               (12,939)
                                                                            -----------------      -----------------

Cash flows from financing activities:
   Proceeds from short term borrowings, net                                           435,300                    ---
   Additional paid-in capital                                                           2,068                  9,795
   Proceeds from issuance of common stock                                                 ---                  3,020
   Redemption of common stock                                                          (2,068)                   ---
                                                                            -----------------      -----------------

         Net cash provided by financing activities                                    435,300                 12,815
                                                                            -----------------      -----------------

Net increase (decrease) in cash and cash equivalents                                      384                   (124)

Cash and cash equivalents, beginning of period                                            413                    884
                                                                            -----------------      -----------------

Cash and cash equivalents, end of period                                    $             797      $             760
                                                                            =================      =================






       See the accompanying notes to these condensed financial statements

                                   JPAL, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                   (unaudited)



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                                                        Nine Months Ended
                                                                                          September 30,

                                                                                   2001                   2000
                                                                            -----------------      -----------------
   Cash paid during the period for interest                                 $             ---     $            ---
   Cash paid during the period for income taxes                             $             ---     $            ---

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

                                   JPAL, INC.
                                   ----------
                          NOTES TO FINANCIAL STATEMENTS
                          ----------------------------
                           SEPTEMBER 30, 2001 AND 2000
                           ---------------------------





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


NOTE 3 - NOTES PAYABLE

         The Company has several unsecured notes payable with interest rates ranging from 8.00% to 8.50%. Notes totaling $30,000 will mature on January 26, 2002. Notes totaling $305,300 will mature on the earliest of (i) January 15, 2002 or (ii) the sale or exchange of all or substantially all of the outstanding shares of common stock. One note for $100,000 is payable on demand. The total amount of short term notes payable was $435,300 at September 30, 2001. Interest expense on these notes during the period ended September 30, 2001 was $3,083. The Company issued warrants to acquire 150,000 shares of JPAL, Inc.'s common stock at a purchase price of $3.00 per share in connection with the issuance of these notes payable. $400,000 of the proceeds from these notes has been advanced to Essential Reality, LLC with which the Company is in the process of completing a merger agreement.


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

In August 2001, we entered into a contribution agreement with Essential Reality LLC, a Delaware limited liability company. Essential Reality LLC is a privately held New York-based technology firm specializing in the development of innovative computer and game console peripherals. Pursuant to the terms of the contribution agreement, we will issue up to 11 million shares of our common stock to the current shareholders of Essential Reality LLC in exchange for all of the equity interests of Essential Reality LLC. The consummation of the transaction is contingent on a number of factors, including, but not limited to, that we raise a minimum of $4.5 million dollars.

Liquidity and Capital Resources. We had cash of $797 as of September 30, 2001. Our total assets were $402,425, of which approximately $400,000 is due from Essential Reality LLC. Pursuant to the contribution agreement, we loaned $400,000 to Essential Reality LLC. Our total liabilities were approximately $440,108 as of September 30, 2001. In August and September 2001, we entered into several unsecured notes payable in order to memorialize certain bridge financings relating to the contemplated transaction with Essential Reality LLC. Those unsecured notes payable bear interest rates ranging from 8.00% to 8.50%. Notes totaling $30,000 will mature on January 26, 2002. One note for $100,000 is payable on demand. Notes totaling $305,300 will mature on the earliest of (i) January 15, 2002 or (ii) the sale or exchange of all or substantially all of the outstanding shares of common stock. The total amount of short-term notes payable was $435,300 at September 30, 2001. Interest expense on these notes during the period ended September 30, 2001 was $3,083.

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

                                           JPAL, Inc.,
                                           a Nevada corporation



December 20, 2001                 By:      /s/ Frank Drechsler
                                           -----------------------------------
                                           Frank Drechsler
                                 Its:      President, Secretary, Director