Form 10KSB
period 2001-12-31
JPAL INC
filed 2002-04-16
CIK 1115463

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB





[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2001
                                                   -----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 For the transition period from                   to
                                          ------------------   ----------------

Commission File Number: 000-32319

                                   JPAL, Inc.
                                   ----------
             (Exact name of registrant as specified in its charter)
Nevada                                                                33-0851302
------                                                                ----------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

17620 Oak Street, Fountain Valley, California                             92708
-------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

                                 (714) 785.2095
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Act:


 Title of each class registered:    Name of each exchange on which registered:
 -------------------------------    ------------------------------------------

               None                                    None

Securities registered under Section 12(g) of the Act:

                   Common Stock, Par Value $.001
                   -----------------------------
                          (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]


State issuer's revenues for its most recent fiscal year. $1,039.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of April 12, 2002, approximately $14,534,500.

As of April 12, 2002, there were 8,645,260 shares of the issuer's $.001 par value common stock issued and outstanding.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

Transitional Small Business Disclosure format (check one):

                         [ ]   Yes         [X]   No

                                     PART I

Item 1. Description of Business.
--------------------------------

Our Background. JPAL, Inc. was incorporated pursuant to the laws of the State of Nevada on March 31, 1999. On April 6, 2000, we filed Amended and Restated Articles of Incorporation with the Secretary of State of Nevada to amend and restate Articles of Incorporation in their entirety and specifically to authorize 50,000,000 shares of $.001 par value common stock.

Our Business. We were originally formed to provide vacation rental properties and services for the Year 2000 New Year's Eve celebration in Las Vegas, and continued to provide vacation rental properties and services after the Year 2000 New Year's Eve celebration. We generated revenues of $6,793 through December 31, 1999, and $3,122 through December 31, 2000. As an Internet based provider of vacation rental properties and services, we had been in the process of redesigning our website to provide a wide range of services to both vacationers and property owners. Our primary source of revenue was property rental fees, which were charged to the property owners as a percentage of the vacationers' total rental price. Those fees were our primary source of revenue, although we also attempted to generate additional revenue sources such as Internet advertising.

In August 2001, we suspended further development of our website that was intended to provide vacation rental properties and services because we entered into a contribution agreement with Essential Reality LLC, a Delaware limited liability company. Essential Reality LLC is a privately held New York-based technology firm specializing in the development of innovative computer and game console peripherals. Pursuant to the terms of the contribution agreement, we will issue 11 million shares of our common stock to the current shareholders of Essential Reality LLC in exchange for all of the equity interests of Essential Reality LLC. The consummation of the transaction is contingent on a number of factors, including, but not limited to, that we raise a minimum of $4.5 million dollars.

Essential Reality LLC is positioning itself to take advantage of the opportunities in this marketplace with the development of its first product, P5(TM), a 3D input device capturing finger-bend and relative hand-position to enable intuitive interaction with 3D environments. P5(TM) is designed as a low-cost natural interface for the computer, game consoles and other USB-compatible 3D-software platforms. The product will utilize a patented bend sensor technology to accurately determine the bend of the user's five fingers. In addition, P5(TM) will track the relative position of the hand in space.

Competition. If we consummate the acquisition of Essential Reality LLC, we will enter the market for peripheral input devices, including mouses and joysticks, which is very competitive. In addition, Sony and Nintendo, who currently dominate the interactive entertainment software industry, may determine to develop their own 3D peripheral port device and have the financial resources to withstand significant price competition and to implement extensive advertising campaigns. If we consummate the acquisition of Essential Reality LLC, many of our competitors have far greater financial, technical, personnel and other resources than we do, and many are able to carry larger inventories and adopt more aggressive pricing policies. Prolonged price competition or reduced operating margins would cause our profits to decrease significantly.

Patents and Proprietary Rights. We own the Internet domain name "www.jpalco.com." Under current domain name registration practices, no one else can obtain an identical domain name, but someone might obtain a similar name, or the identical name with a different suffix, such as ".org", or with a country designation. The regulation of domain names in the United States and in foreign countries is subject to change, and we could be unable to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our domain names.

Essential Reality LLC is exploring intellectual property protection of P5(TM) for dynamic manipulation of computer- generated objects in a multi-dimensional environment. P5(TM) will benefit from Essential Reality LLC's proprietary bend sensor and tracking technology as a means for coordination of movement between human and machine. Essential Reality LLC believes that the integration of such technologies into the glove interface, in combination with proprietary software and firmware applications and drivers, will result in a superior product at a low, cost effective price point not previously recognized in the field. The securing of intellectual property rights in its glove device should enable Essential Reality LLC to control, market, license, manufacture and distribute P5(TM) in the United States and potentially worldwide.

Research and Development. We are not currently conducting any research and development activities. We do not anticipate conducting any other such activities in the next twelve months, unless we complete the acquisition of Essential Reality LLC.

Employees. As of April 12, 2002, we have no employees, other than our sole officer. We anticipate that we will not hire any employees in the next six months, unless we consummate the acquisition of Essential Reality LLC.

Item 2.  Description of Property.
---------------------------------

Our Facilities. Our executive, administrative and operating offices are located at 17620 Oak Street, Fountain Valley, California 92708. Frank Drechsler, our president, secretary and director, currently provides office space to us at no charge. We do not have a written lease or sublease agreement and Mr. Drechsler does not expect to be paid or reimbursed for providing office facilities.

Item 3.  Legal Proceedings.
---------------------------

There are no legal actions pending against us nor are any legal actions contemplated by us at this time.

Item 4.  Submission of Matters to Vote of Security Holders
----------------------------------------------------------

There were no matters submitted for vote of our security holders during the year ended December 31, 2001.

                                     PART II

Item 5.  Market Price for Common Equity and Related Stockholder Matters.
------------------------------------------------------------------------

Reports to Security Holders. We are a reporting company with the Securities and Exchange Commission, or SEC. The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

On April 19, 2001, we were approved for quotation on the Over-the-Counter Bulletin Board ("OTC BB") under the ticker symbol JPAL. The following table sets forth, for the periods indicated, the range of the high and low bid quotations for the shares of common stock as quoted on the OTC BB. The reported bid quotations reflect inter-dealer prices, without retail markup, markdown or commissions, and may not necessarily represent actual transactions. As of December 31, 2001, there were 8,645,260 shares of our common stock outstanding.

------------------------- ----------------------------- -----------------------
          2001                        HIGH                       LOW
------------------------- ----------------------------- -----------------------
      2nd Quarter                    $1.00                      $0.263
------------------------- ----------------------------- -----------------------
      3rd Quarter                    $7.00                      $1.00
------------------------- ----------------------------- -----------------------
      4th Quarter                    $6.05                      $2.97
------------------------- ----------------------------- -----------------------

The closing price for our common stock on April 12, 2002, was $3.95.

On June 14, 2001, we redeemed 2,068,417 shares of its common stock for $2,068. On July 2, 2001, we approved a 5 for 1 forward stock split of its common stock. Accordingly, all share and per share amounts have been retroactively restated in the financial statements to reflect this split.

During 2001, we issued 610,560 warrants in connection with short term promissory notes executed from August 23, 2001, to December 31, 2001. The warrants were issued for the purchase of common stock at $3.00 per share. These warrants are exercisable at the option of warrant holder and expire three years from the date of issuance.

During January and February 2002, we issued additional warrants to acquire 353,040 shares of our common stock at a purchase price of $3.00 per share in connection with the issuances of additional notes payable.

There are no outstanding shares of our common stock that we have agreed to register under the Securities Act for sale by security holders.

As of December 31, 2001, the approximate number of holders of record of shares of our common stock is thirty.

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

Item 6. Management's Discussion and Analysis of Financial Condition or Plan of Operation.
------------------------------------------------------------------------------

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

Liquidity and Capital Resources. We had cash of $1,770 as of December 31, 2001. Our total assets were $1,522,983, of which $1,500,000 is due from Essential Reality LLC. Our total liabilities were $1,592,089 as of December 31, 2001. From August through December 2001, we entered into several unsecured notes payable in order to memorialize certain bridge financings relating to the contemplated transaction with Essential Reality LLC. Those unsecured notes payable bear interest rates ranging from 8.00% to 8.50%. Notes totaling $650,000 will mature on the earliest of (i) March 1, 2002, or (ii) the sale or exchange of all or substantially all of the outstanding shares of common stock. As of April 12, 2002, those notes and accrued interest have not been repaid. The note holders have not called the notes. In the event that on of those notes is called, other notes holders have agreed to fund us to satisfy this debt.

Notes totaling $911,400 will mature on the earliest of (i) January 1, 2003 or
(ii) the sale or exchange of all or substantially all of the outstanding shares of common stock. The total amount of notes payable was $1,561,400 at December 31, 2001. Interest expense on these notes during the year ended December 31, 2001 was $25,824. We issued warrants to acquire 610,560 shares of our common stock at a purchase price of $3.00 per share in connection with the issuances of those notes payable.

Pursuant to the contribution agreement, we loaned $1,500,000 of the proceeds from those notes payable to Essential Reality LLC. The note from Essential Reality LLC is unsecured and bears interest of 8.5%; however, interest did not begin to accrue until December 31, 2001. The principal together with accrued interest is due on the earliest of (i) January 31, 2004, (ii) the closing of the transactions contemplated by the contribution agreement, or (iii) the sale or exchange of substantially all of the membership interests of Essential Reality LLC. Although none of those events have occurred, we believe that this note is collectible due to the financial backing of the member of Essential Reality
LLC and projected cash flows from their future operations. In addition, certain of our note holders have indicated that they will fund us if the need arises.

During January and February 2002, we executed several notes payable agreements. Those notes total $882,600 and bear an interest rate of 8.50% with maturity dates from January 15, 2002, through January 31, 2003. We issued warrants to acquire 353,040 shares of our common stock at a purchase price of $3.00 per share in connection with the issuances of those notes payable. A note of $100,000 was due on January 15, 2002, and other notes totaling were due March 1, 2002. As of April 12, 2002, these notes and accrued interest have not been repaid. The note holders have not called the notes. In the event that on of those notes is called, other note holders have agreed to fund us to satisfy this debt.

Results of Operations.

Revenue. For the year ended December 31, 2001, we generated revenues of approximately $1,039, compared to revenues of approximately $2,462 during the year ended December 31, 2000. The decline in our revenues is due to the fact that we have suspended the redevelopment of our website and all marketing activities because of our pending acquisition of Essential Reality LLC. We do not expect that we will generate any significant revenues until such time as we complete the acquisition of Essential Reality LLC.

Operating Expenses. For the year ended December 31, 2001, operating expenses totaled $86,439, of which $85,842 of those expenses relate to general and administrative expenses. We anticipate that we will continue to incur significant general and administrative expenses with respect the contemplated acquisition of Essential Reality LLC.

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

Item 7.  Financial Statements
-----------------------------









                                   JPAL, INC.

                         REPORT AND FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000

                                   JPAL, INC.

                                      INDEX
                                      -----



                                                                          PAGE
                                                                          -----
Independent Auditors' Report                                                 9

Balance Sheets as of December 31, 2001 and 2000                              10

Statements of Operations for the years ended December 31,
2001 and 2000 and for the period from March 31, 1999 (inception)
through December 31, 1999                                                    11

Statements of Stockholders' Equity (Deficit) for the for the years ended December 31, 2001 and 2000 and for the period from March 31, 1999 (inception) through December 31, 1999
                                                                          12-13

Statements of Cash Flows for the years ended December 31, 2001 and 2000 and for the period from March 31, 1999 (inception)
through December 31, 1999                                                14-15

Notes to Financial Statements                                            16-23

                                                                 April 11, 2002


                          Independent Auditors' Report
                          ----------------------------

To the Board of Directors and Stockholders of JPAL, Inc.:



         We have audited the accompanying balance sheets of JPAL, Inc. (the "Company") as of December 31, 2001 and 2000, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for each of the two years ended December 31, 2001 and 2000 and the period from March 31, 1999 (inception) through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JPAL, Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the two years ended December 31, 2001 and 2000 and the period from March 31, 1999 (inception) through December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.



                                  /s/ Lesley, Thomas, Schwarz & Postma, Inc.
                                  ---------------------------------------------
                                  Lesley, Thomas, Schwarz & Postma, Inc.
                                  A Professional Accountancy Corporation Newport Beach, California

                                   JPAL, INC.
                                   ----------
                                 BALANCE SHEETS
                                 --------------

                                                                       December 31,
                                                                 2001                  2000
                                                          -----------------      ----------
ASSETS
Current assets
   Cash and cash equivalents                              $           1,770     $             413
   Prepaid expenses                                                     121                   609
                                                          -----------------     -----------------
     Total current assets                                             1,891                 1,022

Property and equipment, net                                           1,477                 2,074

Accrued interest on note receivable                                  19,615                   ---

Note receivable - Essential Reality, LLC                          1,500,000                   ---
                                                          -----------------     -----------------
       Total assets                                       $       1,522,983     $           3,096
                                                          =================     =================
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
   Notes payable                                          $         650,000     $             ---
   Accounts payable                                                   4,865                    97
   Accrued interest payable                                          25,824                   ---
                                                          -----------------     -----------------
       Total current liabilities                                    680,689                    97

Long-term liabilities
   Notes payable                                                    911,400                   ---
                                                          -----------------     -----------------
       Total liabilities                                          1,592,089                   ---
                                                          -----------------     -----------------
Commitments and contingencies

Stockholders' equity (deficit)
   Preferred stock, $.001 par value
     5,000,000 shares authorized
     No shares issued or outstanding
   Common stock, $.001 par value;
     50,000,000 shares authorized,
     8,645,260 and  18,987,345  shares issued and  outstanding at
     December 31, 2001 and 2000, respectively                         1,729                 3,797
   Additional paid-in capital                                        56,272                34,700
   Accumulated deficit                                             (127,107)              (35,498)
                                                          -----------------     -----------------
       Total stockholders' equity (deficit)                         (69,106)                2,999
                                                          -----------------     -----------------
         Total liabilities and stockholders' equity
        (deficit)                                         $       1,522,983     $           3,096
                                                          =================     =================



            See the accompanying notes to these financial statements

                                   JPAL, INC.
                                   ----------
                            STATEMENTS OF OPERATIONS
                            ------------------------


                                                                                                     March 31, 1999
                                                                                                       (Inception)
                                                                   Years Ended December 31,             Through
                                                             ------------------------------------      December 31,
                                                                    2001                2000               1999
                                                             -----------------   ----------------    ----------------
REVENUES
   Rental commissions                                        $           1,039   $          2,462    $          1,523
   Listing fees                                                            ---                660               5,270
                                                             -----------------   ----------------    ----------------
                                                                         1,039              3,122               6,793
                                                             -----------------   ----------------    ----------------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSE
                                                                        85,842             21,599              22,835
OTHER (INCOME) EXPENSE
   Interest income                                                     (19,615)               ---                 ---
   Interest expense                                                     25,824                ---                 ---
   Depreciation                                                            597                599                 380
                                                             -----------------   ----------------    ----------------
                                                                        92,648             22,198              23,215
                                                             -----------------   ----------------    ----------------
LOSS BEFORE PROVISION FOR INCOME TAXES
                                                                       (91,609)           (19,076)            (16,422)
PROVISION FOR INCOME TAXES                                                 ---                ---                 ---
                                                             -----------------   ----------------    ----------------
NET LOSS                                                     $         (91,609)  $        (19,076)   $        (16,422)
                                                             =================   ================    ================
BASIC LOSS PER SHARE                                         $          (.01)    $          (.00)   $           (.00)
                                                             ===============     ===============    ================
DILUTIVE LOSS PER SHARE                                      $          (.01)    $          (.00)   $           (.00)
                                                             ===============     ===============    ================
Basic and  dilutive  weighted  average  of  common  shares
   outstanding                                                      13,344,135         16,651,693           4,500,000
                                                             =================   ================    ================




            See the accompanying notes to these financial statements

                                   JPAL, INC.
                                   ----------
             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
             -------------------------------------------------------
            YEARS ENDED DECEMBER 31, 2001 AND 2000 AND FOR THE PERIOD
            ---------------------------------------------------------
            FROM MARCH 31, 1999 (INCEPTION) THROUGH DECEMBER 31, 1999
            ---------------------------------------------------------


                                                 Common Stock              Additional
                                          -----------------------------      Paid-In      Accumulated
                                              Shares           Amount        Capital        Deficit        Total
                                           ------------     -----------   -----------    -----------   -----------
BALANCE, March 31, 1999 (inception)
                                                    ---     $       ---   $       ---    $       ---   $       ---
ISSUANCE OF COMMON STOCK FOR SERVICES
                                              4,500,000             900           ---            ---           900
ADDITIONAL PAID-IN CAPITAL, (in exchange
   for goods and services and rent)
                                                    ---             ---        18,235            ---        18,235
NET LOSS                                            ---             ---           ---        (16,422)      (16,422)
                                           ------------     -----------   -----------    -----------   -----------
BALANCE, December 31, 1999                    4,500,000             900        18,235        (16,422)        2,713

ISSUANCE OF COMMON STOCK FOR CASH
                                             10,500,000           2,100           920            ---         3,020
ISSUANCE OF COMMON STOCK FOR SERVICES
                                              3,987,345             797           ---            ---           797
ADDITIONAL PAID-IN CAPITAL, (paid in
   cash)                                            ---             ---         9,795            ---         9,795

ADDITIONAL PAID-IN CAPITAL (in exchange
   for rent provided by a stockholder)
                                                    ---             ---         2,000            ---         2,000
ADDITIONAL PAID-IN CAPITAL (in exchange
   for computer services provided by a
   stockholder)                                     ---             ---         3,750            ---         3,750

NET LOSS                                            ---             ---                      (19,076)      (19,076)
                                           ------------     -----------   -----------    -----------   -----------
BALANCE, December 31, 2000                   18,987,345           3,797        34,700        (35,498)        2,999
                                           ------------     -----------   -----------    ------------  -----------





            See the accompanying notes to these financial statements

                                   JPAL, INC.
                                   ----------
       STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
       -------------------------------------------------------------------
            YEARS ENDED DECEMBER 31, 2001 AND 2000 AND FOR THE PERIOD
            ---------------------------------------------------------
            FROM MARCH 31, 1999 (INCEPTION) THROUGH DECEMBER 31, 1999
            ---------------------------------------------------------

                                                 Common Stock              Additional
                                           ----------------------------     Paid-In      Accumulated
                                              Shares           Amount       Capital        Deficit        Total
                                           -----------      -----------   -----------    -----------   -----------
BALANCE, December 31, 2000                   18,987,345           3,797        34,700         35,498)        2,999

REDEMPTION OF COMMON STOCK
                                           (10,342,085)          (2,068)        2,068            ---           ---
ADDITIONAL PAID IN CAPITAL, (in exchange
   for rent provided by a stockholder)
                                                   ---              ---         3,900            ---         3,900
ADDITIONAL PAID IN CAPITAL, (in exchange
   for computer services provided by a
   stockholder)                                    ---              ---         4,625            ---         4,625

ADDITIONAL PAID IN CAPITAL, (in exchange
   for legal, accounting and other
   administrative services provided by a
   stockholder)                                    ---              ---        10,979            ---        10,979

NET LOSS                                           ---              ---                      (91,609)      (91,609)
                                           -----------      -----------   -----------    -----------   -----------
BALANCE, December 31, 2001                   8,645,260      $     1,729   $    56,272    $  (127,107)  $   (69,106)
                                           ===========      ===========   ===========    ===========   ===========








            See the accompanying notes to these financial statements

                                   JPAL, INC.
                                   ----------
                            STATEMENTS OF CASH FLOWS
                            ------------------------

                                                                                                     March 31, 1999
                                                                                                       (Inception)
                                                                   Years Ended December 31,             Through
                                                             ------------------------------------      December 31,
                                                                    2001                2000               1999
                                                             -----------------   ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                  $         (91,609)  $        (19,076)   $        (16,422)
   Adjustments  to  reconcile  net  loss  to net  cash
    provided by (used in) operating activities
     Depreciation                                                          597                599                 380
     Services  provided  in exchange  for  issuance of
       common stock                                                        ---                797                 900
     Goods and services and rent  provided in exchange
       for additional paid-in capital                                   19,504              5,750              18,235
     Changes in operating assets and liabilities
       Increase in accrued interest on note receivable                 (19,615)
       (Increase) decrease in prepaid expenses                             488               (609)                ---
       Increase (decrease) in accounts payable                           4,768               (747)                844
       Increase in accrued expenses                                     25,824                ---                 ---
                                                             -----------------   ----------------    ----------------
         Net  cash  provided  by (used  in)  operating
         activities                                                    (60,043)           (13,286)              3,937
                                                             -----------------   ----------------    ----------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment                                     ---                ---              (3,053)
   Note receivable - related party                                  (1,500,000)               ---                 ---
                                                             -----------------   ----------------    ----------------
         Net cash used in investing activities                      (1,500,000)               ---              (3,053)
                                                             -----------------   ----------------    ----------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of notes payable                           1,561,400                ---                 ---
   Proceeds from issuance of common stock                                  ---              3,020                 ---
   Proceeds from additional paid-in capital                              2,068              9,795                 ---
   Redemption of common stock                                           (2,068)               ---                 ---
                                                             -----------------   ----------------    ----------------
         Net cash provided by financing activities
                                                                     1,561,400             12,815                 ---
                                                             -----------------   ----------------    ----------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                                         1,357               (471)                884
CASH AND CASH EQUIVALENTS, beginning of period
                                                                           413                884                 ---
                                                             -----------------   ----------------    ----------------
CASH AND CASH EQUIVALENTS, end of period
                                                             $           1,770   $            413    $            884
                                                             =================   ================    ================






            See the accompanying notes to these financial statements

                                   JPAL, INC.
                                   ----------
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                      -------------------------------------

                                                                                                     March 31, 1999
                                                                                                       (Inception)
                                                                   Years Ended December 31,             Through
                                                             ------------------------------------      December 31,
                                                                    2001                2000               1999
                                                             -----------------   ----------------    ---------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the period for interest                  $             ---   $            ---   $            ---
   Cash paid during the period for income taxes              $             ---   $            ---   $            ---

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS

   During the year ended December 31, 2001, the Company recorded rent, computer services, legal, accounting and other administrative expenses totaling $19,504 and additional paid in capital of $19,504 for rent and services paid for and provided by a stockholder.
   During the year ended December 31, 2000, the Company recorded rent and computer services expense of $2,000 and $3,750, respectively, and additional paid-in capital of $5,750 for rent and services provided by a stockholder.
   During the years ended December 31, 2000 and 1999, the Company issued stock in exchange for services provided valued at $797 and $900, respectively. During the period ended December 31, 1999, the Company recorded additional paid-in capital of $18,235, for goods and services and rent paid for and provided by stockholders.




            See the accompanying notes to these financial statements

                                   JPAL, INC.
                                   ----------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                           DECEMBER 31, 2001 AND 2000
                          ----------------------------


NOTE 1 - COMPANY OPERATIONS

         JPAL, Inc. (the "Company") was incorporated in the state of Nevada on March 31, 1999 to operate as an Internet based provider of vacation rental properties and services with an elected December 31st fiscal year end. A majority of the services were to properties located in Nevada.

         During the year ended December 31, 2001 the Company abandoned the development of their Internet services to provide vacation rental properties and services. The Company is currently in the process of negotiating a merger with another company.

         The Company has experienced net losses since its inception and had an accumulated deficit of approximately $127,000 at December 31, 2001. Such losses are attributable to cash losses resulting from costs incurred in the development of the Company's services and infrastructure. The Company expects operating losses to continue for the foreseeable future as it continues to seek alternative business opportunities.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The significant accounting policies are summarized as follows:

         Cash and Cash Equivalents - For purposes of the balance sheets and statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three (3) months or less to be cash equivalents.

         Accounting Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

         Fair Value of Financial Instruments - SFAS No. 107, "Disclosure about Fair Value of Financial Instruments", requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. SFAS No. 107 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 1999 and 2000, the carrying value of cash and cash equivalents, accounts payable and accrued interest payable approximate fair value due to the short-term nature of such instruments.

         Based upon borrowing rates currently available to the Company for loans of similar terms, the carrying value of its debt obligations approximate fair value.

         Based upon rates of return currently available to the Company for investments of similar terms the carrying value of its note receivable approximates fair value.

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

         Common Stock Issued for Services Rendered - The Company periodically issues common stock for services rendered. Common stock issued is valued at the estimated fair market value of the services provided, as determined by management. During the year ended December 31, 2000 and the period ended December 31, 1999, the Company issued 4,500,000 and 3,987,345 shares of common stock for services. 4,500,000 shares were issued for advisory services and 3,987,345 shares were issued for legal services.

         Recent Accounting Pronouncements - In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations," which is effective for business combinations initiated after June 30, 2001. SFAS 141 eliminates the pooling of interest method of accounting for business combinations and requires that all business combinations occurring after July 1, 2001 are accounted for under the purchase method. The Company has not been affected by SFAS 141.

         In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. Early adoption is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not been previously issued. SFAS 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in the financial statements upon their acquisition and after they have been initially recognized in the financial statements. SFAS 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but rather be tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their useful lives. SFAS 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized for impairment. The Company has not been affected by SFAS 142.

         In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations." SFAS 143 established standards associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not expect SFAS 143 to have a material impact on its financial statements.

         In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets of which to be disposed. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within these fiscal years, with early adoption encouraged. The Company does not expect SFAS 144 to have a material impact on its financial statements.


NOTE 3 - PROPERTY AND EQUIPMENT

         Property and equipment consist of the following:

                                                         December 31,
                                               --------------------------------
                                                   2001                 2000
                                               --------------     -------------

         Computer                              $        1,791     $       1,791
         Computer equipment                             1,057             1,057
         Furniture                                        205               205
                                               --------------     -------------
                                                        3,053             3,053
         Less:  accumulated depreciation               (1,576)             (979)
                                               ---------------    -------------
                                               $        1,477     $       2,074
                                               ==============     =============

NOTE 4 - NOTES PAYABLE

         The Company has several unsecured notes payable with interest rates ranging from 8.00% to 8.50%. Notes totaling $650,000 which have a weighted average interest rate of 8.5 % will mature on the earliest of (i) March 1, 2002 or (ii) the sale or exchange of all or substantially all of the outstanding shares of common stock. As of April 11, 2002, these notes and accrued interest have not been repaid. The note holders have not called the notes. In the event that a note is called, other note holders have agreed to fund the Company to satisfy its debt. Notes totaling $911,400 which have a weighted average interest rate of 8.48% will mature on the earliest of (i) January 31, 2003 or (ii) the sale or exchange of all or substantially all of the outstanding shares of common stock. The total amount of notes payable was $1,561,400 at December 31, 2001. Interest expense on these notes during the year ended December 31, 2001 was $25,824. The Company issued warrants to acquire 610,560 shares of JPAL, Inc.'s common stock at a purchase price of $3.00 per share in connection with the issuance of these notes payable.

         $1,500,000 of the proceeds from these notes has been advanced to Essential Reality, LLC with which the Company is in the process of negotiating a merger agreement (Note 8). The note receivable is unsecured and bears an interest rate of 8.5%, however, interest did not begin to accrue until January 31, 2002. Imputed interest was $19,615 for the year ended December 31, 2001 which is included in other income. Principal together with accrued interest is due on the earliest of (i) January 31, 2004, (ii) the closing of the transactions contemplated by the agreement dated August 23, 2001 (Note 8) or
(iii) the sale or exchange of all or substantially all of the membership interests of Essential Reality.


NOTE 5 - INCOME TAXES

         The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 ("SFAS 109"). This statement mandates the liability method of accounting for deferred income taxes and permits the recognition of deferred tax assets subject to an ongoing assessment of realizability.

         The components of the Company's income tax provision consist of:

                                                                                          March 31, 1999
                                                        Years Ended December 31,            (Inception)
                                                  ------------------------------------      December 31,
                                                         2001                2000               1999
                                                  ----------------    ----------------   ----------------
         Federal taxes (deferred) net
         operating loss benefit                   $        (13,900)   $         (2,800)  $         (2,500)
         Change in valuation account                        13,900               2,800              2,500
                                                  ----------------    ----------------   ----------------
                                                  $            ---    $            ---   $            ---
                                                  ================    ================   ================

         Deferred income taxes are provided for timing differences in the recognition of certain income and expense items for tax and financial statement purposes. The tax effect of the temporary differences giving rise to the Company's deferred tax assets and liabilities as of December 31, 2001 and 2000 are as follows:

                                                         December 31,
                                              --------------------------------
                                                   2001              2000
                                              --------------    --------------
         Deferred income taxes
             Net operating loss benefit       $       19,200    $        5,300
             Valuation allowance                     (19,200)           (5,300)
                                              --------------    --------------
                                              $          ---    $          ---
                                              ==============    ==============

         The Company has federal net operating loss carryforwards of approximately $127,000 which if not utilized will expire at various times though 2021. For income tax purposes, only a portion of the net operating loss can be utilized in any given year if the company that generated the loss has more than fifty percent (50%) change in ownership in a three (3) year period. Accordingly, there may be limitations on the use of the Company's net operating loss carryforwards.

         A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of the uncertainties surrounding the realization of the net operating loss carryforwards, management has determined that the realization of the deferred tax assets is questionable. Accordingly, the Company has recorded a valuation allowance equal to the net deferred tax asset amount as of December 31, 2001.


NOTE 6 - RELATED PARTY TRANSACTIONS

         The Company is currently utilizing office space provided by the Company's president (a stockholder). During the years ended December 31, 2001 and 2000, the Company has recorded rent expense of $3,900 and $2,000, respectively, which represents the Company's pro rata share of the office space being provided by the Company's current and past presidents. The Company has also recorded computer consulting services of $4,625 and $3,750 which were provided by the Company's previous president for the years ended December 31, 2001 and 2000, respectively. The services were valued using hourly rates at estimated fair market value of similar services. During the year ended December 31, 2001 the Company has recorded $10,979 for legal, accounting and other administrative expenses that were paid for by the Company's current and past presidents. The presidents have waived reimbursement of the allocated rent, computer consulting services, legal, accounting and other administrative services provided and have considered them as additional paid-in capital. During the year ended December 31, 2001 the Company's current president received $11,000 as compensation which is included in selling, general and administrative expense.

         During the year ended December 31, 2000 the Company paid fees for web-consulting services to a stockholder totaling $1,500. Additionally, during the period ended December 31, 1999, the Company paid fees to a stockholder totaling $2,600 for the construction of their website.

         During the year ended December 31, 2000, the Company entered into a consulting agreement for legal services in exchange for 3,987,345 shares of common stock which were valued at $797. The services were valued using hourly rates at estimated fair market value of similar services. During the period ended December 31, 1999, the Company entered into consulting agreements for advisory services relating to the initial start-up of the Company in exchange for 4,500,000 shares of common stock. Total fees were $900 for the period ended December 31, 1999 with each consultant receiving a percentage of ownership in the form of common stock. The services were valued using hourly rates at estimated fair market value of similar services.

         In addition, during the period ended December 31, 1999, one of the stockholders paid for various goods and services relating to the Company's operations including travel, entertainment, trade shows and transportation costs. These expenses have been included in the results of operations for the corresponding period and recorded as additional paid-in-capital.


NOTE 7 - STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock
---------------

         Holders of the preferred stock do not have preemptive rights to purchase additional shares of preferred stock. The preferred stock carries no conversion rights and is not subject to redemption or to any sinking fund provisions. The Company is authorized to issue 5,000,000 shares of preferred stock.

Common stock
------------

         Holders of the common stock do not have preemptive rights to purchase additional shares of common stock. The common stock carries no conversion rights and is not subject to redemption or to any sinking fund provisions. All shares of common stock are entitled to share equally in dividends from sources legally available thereof when and if declared by the Board of Directors and, upon liquidation or dissolution of the company, whether voluntary or involuntary, to share equally in the assets of the Company available for distribution to stockholders. The Company is authorized to issue 50,000,000 shares of common stock.

         On June 14, 2001 the Company redeemed 10,342,085 shares of its common stock for $2,068.

         On July 2, 2001, the Company approved a 5 for 1 forward stock split of its common stock. Accordingly, all share and per share amounts have been retroactively restated in the financial statements to reflect this split.

         During the year ended December 31, 2000, the Company issued 3,987,345 shares of common stock for services and 10,500,000 shares for cash.

         During the period ended December 31, 1999, the Company issued 4,500,000 shares of common stock for services.

Warrants
--------

         During 2001, the Company issued 610,560 warrants in connection with the short term promissory notes executed from August 23, 2001 through December 31, 2001. The warrants were issued for the purchase of common stock at $3.00 per share. These warrants are exercisable at the option of the warrant holder and expire three years from the date of issuance.

         The following represents a summary of the warrants outstanding as of December 31, 2001, 2000 and 1999.

                                                                                                          Weighted
                                                                                                           Average
                                                                                                          Exercise
                                                                                        Shares             Price
                                                                                   ---------------    ---------------
         Outstanding, March 31, 1999                                                           ---    $           ---

         Granted                                                                               ---                ---
         Expired/forfeited                                                                     ---                ---
                                                                                   ---------------    ---------------
         Outstanding, December 31, 1999                                                        ---    $           ---
                                                                                   ===============    ===============
         Outstanding, January 1, 2000                                                          ---    $           ---

         Granted                                                                               ---                ---
         Expired/forfeited                                                                     ---                ---
                                                                                   ---------------    ---------------
         Outstanding, December 31, 2000                                                        ---    $           ---
                                                                                   ===============    ===============
         Granted                                                                           610,560    $          3.00
         Expired/forfeited                                                                     ---                ---
                                                                                   ---------------    ---------------
         Outstanding, December 31, 2001                                                    610,560    $          3.00
                                                                                   ===============    ===============
         Weighted average fair value of warrants granted                                              $          3.00
                                                                                                      ===============

         All of the warrants outstanding at December 31, 2001 had an exercise price and a weighted average price of $3.00 and a weighted average remaining contractual life of 2.83 years.

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

         Upon the closing of the agreement, the Company shall issue 11,000,000 shares of common stock in exchange for one hundred percent (100)% interest in Essential Reality.

         The Company currently holds a note receivable due from Essential Reality. This note bears an interest rate of 8.5% and will mature on the earliest of (i) January 31, 2004, (ii) the closing of the transactions contemplated by the agreement dated August 23, 2001 or (iii) the sale or exchange of all or substantially all of the membership interests of Essential Reality. However, none of the events have occurred. The Company has not generated any revenues which could have a significant adverse affect on the Company's ability to repay its debt. In addition, $650,000 of the notes payable which were due on March 1, 2002 have not been paid. The Company is currently negotiating with these note holders to extend the due date of these notes. Certain of the long-term note holders have executed letters to the Company indicating that they could fund the Company to repay the short term notes if the need arises.


NOTE 9 - SUBSEQUENT EVENTS

         The Company executed notes payable agreements during January 2002 through February 2002. These notes total $882,600 which bear an interest rate of 8.50% with maturity dates from January 15, 2002 through January 31, 2003. The Company issued warrants to acquire 353,040 shares of JPAL, Inc.'s common stock at a purchase price of $3.00 per share in connection with the issuance of these notes payable. A note of $100,000 was due on January 15, 2002 and other notes totaling $225,000 were due on March 1, 2002. As of April 11, 2002, these notes and accrued interest have not been repaid. The note holders have not called the notes. In the event that a note is called, other note holders have agreed to fund the Company to satisfy its debt.

Item 8.  Changes in and Disagreements with Accountants.
-------------------------------------------------------

There have been no changes in or disagreements with our accountants since our formation required to be disclosed pursuant to Item 304 of Regulation S-B.

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons.
----------------------------------------------------------------------

Our directors and principal executive officers are as specified on the following table:

 ================== ========== ===============================================
 Name                  Age     Position
 ------------------ ---------- -----------------------------------------------
 Frank Drechsler       34      president, secretary, treasurer and a director
 ================== ========== ===============================================

Frank Drechsler. Mr. Drechsler has been one of our directors since June 2001. Since July 2001, Mr. Drechsler has also been the president, secretary and a director of Finger Tip Drive, Inc., a Nevada corporation which provides online computer data storage services. Also since July 2001, Mr. Drechsler has been a director of Zowcom, Inc., a Nevada corporation which designs customized websites and web-based business planning applications. From October 1998 to May 2001, Mr. Drechsler was the president and a director of Pacific Trading Post, Inc., a Nevada corporation, which marketed and sold products on the Internet within the outdoor sports industries, specifically in the areas of skate, surf and snow. In January 1998, Mr. Drechsler co-founded and developed the business model for skatesurfsnow.com, where he was responsible for the day-to-day operations. During 1997, Mr. Drechsler was self-employed as a consultant and helped start up companies develop sales and marketing programs. From 1995 to December 1996, Mr. Drechsler was the international sales manager for Select Distribution. Mr. Drechsler graduated from California State University, Fullerton with a Bachelor of Science degree in International Business in 1992. Mr. Drechsler is not an officer or director of any other reporting company.

There is no family relationship between any of our officers or directors. There are no orders, judgments, or decrees of any governmental agency or administrator, or of any court of competent jurisdiction, revoking or suspending for cause any license, permit or other authority to engage in the securities business or in the sale of a particular security or temporarily or permanently restraining any of our officers or directors from engaging in or continuing any conduct, practice or employment in connection with the purchase or sale of securities, or convicting such person of any felony or misdemeanor involving a security, or any aspect of the securities business or of theft or of any felony. Nor are any of the officers or directors of any corporation or entity affiliated with us so enjoined.

Our director will serve until the next annual meeting of stockholders. Our executive officers are appointed by our Board of Directors and serve at the discretion of the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance. We believe that our officers, directors, and principal shareholders have filed all reports required to be filed on, respectively, a Form 3 (Initial Statement of Beneficial Ownership of Securities), a Form 4 (Statement of Changes of Beneficial Ownership of Securities), or a Form 5 (Annual Statement of Beneficial Ownership of Securities).

Item 10.  Executive Compensation
--------------------------------

Any compensation received by our officers, directors, and management personnel will be determined from time to time by our board of directors. Our officers, directors, and management personnel will be reimbursed for any out-of-pocket expenses incurred on our behalf.

Summary Compensation Table. The table set forth below summarizes the annual and long-term compensation for services payable to our former and current officers during the year ended December 31, 2001, and our current officer for the year ending December 31, 2002. Our board of directors may adopt an incentive stock option plan for our executive officers which would result in additional compensation.

============================================ ======= ============= ============= ===================== =========================
Name and Principal Position                   Year      Annual      Bonus ($)        Other Annual       All Other Compensation
                                                       Salary ($)                   Compensation ($)
-------------------------------------------- ------- ------------- ------------- --------------------- -------------------------
Ryan Neely - former president and former      2001       None          None              None                    None
secretary
-------------------------------------------- ------- ------------- ------------- --------------------- -------------------------
Jason Ortega - former treasurer               2001       None          None              None                    None
-------------------------------------------- ------- ------------- ------------- --------------------- -------------------------
Frank Drechsler - president, secretary,       2001       None          None            $11,000                   None
treasurer and director
-------------------------------------------- ------- ------------- ------------- --------------------- -------------------------
                                              2002       None          None              None                    None
============================================ ======= ============= ============= ===================== =========================

Compensation of Directors. Our director receives no compensation for his service on our board of directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 12, 2002, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

======================= ========================================== ====================================== =======================
    Title of Class                  Name and Address                          Amount and Nature               Percent of Class
                                  of Beneficial Owner                      of Beneficial Owner
----------------------- ------------------------------------------ -------------------------------------- -----------------------
Common Stock            Frank Drechsler                                       5,100,260 shares
                        17620 Oak Street                              president, secretary, treasurer,             58.99%
                        Fountain Valley, CA 92708                                 director
----------------------- ------------------------------------------ -------------------------------------- -----------------------
Common Stock            All directors and named executive                     5,100,260 shares                     58.99%
                        officers as a group
======================= ========================================== ====================================== =======================

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. In accordance with Securities and Exchange Commission rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees. Subject to community property laws, where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

Changes in Control. Our management is not aware of any arrangements which may result in "changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-B.

Item 12.  Certain Relationships and Related Transactions.
---------------------------------------------------------

Related Party Transactions. There have been no related party transactions, except for the following:

Frank Drechsler, our president, secretary, treasurer and director, currently provides office space to us at no charge. Mr. Drechsler does not expect to be paid or reimbursed for providing office facilities. We do not have a written lease or sublease agreement with Mr. Drechsler.

During the period ended December 31, 2001, we recorded rent expense of $3,900 which represents our pro rata share of the office space being provided by our current and past presidents. We also recorded computer consulting services of $4,625 which were provided by our previous president. The services were valued using hourly rates at estimated fair market value of similar services. We have recorded $10,979 for legal, accounting and other administrative expenses that were paid for by our current and past presidents. The presidents have waived reimbursement of the allocated rent, computer consulting services, legal, accounting and other administrative services provided and have considered them as additional paid-in capital. During the period ended December 31, 2001, our current president received $11,000 as compensation which is included in selling, general and administrative expense.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions, including, but not limited to, the following:

o        disclosing such transactions in prospectuses where required;
o disclosing in any and all filings with the Securities and Exchange Commission, where required; o obtaining disinterested directors consent; and o obtaining shareholder consent where required.

Item 13.  Exhibits and Reports on Form 8-K
------------------------------------------

(a) Exhibit No.
---------------

3.1                        Articles of Incorporation*
                           (Charter Document)

3.2                        Bylaws*

* Included in the registration statement on Form SB-2 filed on February 1, 2001.

(b) Reports on Form 8-K
-----------------------

No reports on Form 8-K were filed during the last quarter of the period covered by this annual report on Form 10-KSB.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the Fountain Valley California, on April 12, 2002.

JPAL, Inc.,
a Nevada corporation


By:     /s/  Frank Drechsler
        ------------------------------------
        Frank Drechsler
Its:    principal executive, financial and accounting officer
        president, secretary, treasurer, director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

JPAL, Inc.

By:     /s/  Frank Drechsler                                     April 12, 2002
        ------------------------------------
        Frank Drechsler
Its:    principal executive, financial and accounting officer
        president, secretary, treasurer, director