Form 10KSB/A
period 2001-12-31
JPAL INC
filed 2002-05-08
CIK 1115463

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB,
                                 AMENDMENT NO. 1






[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 For the transition period from                  to
                                          -----------------    ----------------

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

                                 (714) 785.2095
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Act:


Title of each class registered:       Name of each exchange on which registered
-------------------------------       -----------------------------------------

              None                                       None
              ----                                       ----

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

Our Business. We were originally formed to provide vacation rental properties and services for the Year 2000 New Year's Eve celebration in Las Vegas, and continued to provide vacation rental properties and services after the Year 2000 New Year's Eve celebration. We generated revenues of approximately $6,793 through December 31, 1999, and $2,462 through December 31, 2000. As an Internet based provider of vacation rental properties and services, we had been in the process of redesigning our website to provide a wide range of services to both vacationers and property owners. Our primary source of revenue was property rental fees, which were charged to the property owners as a percentage of the vacationers' total rental price. Those fees were our primary source of revenue, although we also attempted to generate additional revenue sources such as Internet advertising.

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

----------------------------- ----------------------- -------------------------
              2001                     HIGH                      LOW
----------------------------- ----------------------- -------------------------
          2nd Quarter                 $1.00                     $0.263
----------------------------- ----------------------- -------------------------
          3rd Quarter                 $7.00                     $1.00
----------------------------- ----------------------- -------------------------
          4th Quarter                 $6.05                     $2.97
----------------------------- ----------------------- -------------------------

The closing price for our common stock on April 12, 2002, was $3.95.

On June 14, 2001, we redeemed 2,068,417 shares of its common stock for $2,068. On July 2, 2001, we approved a 5 for 1 forward stock split of its common stock. Accordingly, all share and per share amounts have been retroactively restated in the financial statements to reflect this split.

During 2001, we issued 610,560 warrants, which were valued at $838,276, in connection with short term promissory notes executed from August 23, 2001, to December 31, 2001. The warrants were issued for the purchase of common stock at $3.00 per share. These warrants are exercisable at the option of warrant holder and expire three years from the date of issuance.

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

Liquidity and Capital Resources. We had cash of $1,770 as of December 31, 2001. Our total assets were $1,522,983, of which approximately $1,500,000 is due from Essential Reality LLC. Our total liabilities were approximately $1,314,601 as of December 31, 2001. From August through December 2001, we entered into several unsecured notes payable in order to memorialize certain bridge financings relating to the contemplated transaction with Essential Reality LLC. Those unsecured notes payable bear interest rates ranging from 8.00% to 8.50%. Notes totaling $650,000 will mature on the earliest of (i) March 1, 2002, or (ii) the sale or exchange of all or substantially all of the outstanding shares of common stock. As of April 12, 2002, those notes and accrued interest have not been repaid. The note holders have not called the notes. In the event that on of those notes is called, other notes holders have agreed to fund us to satisfy this debt.

Notes totaling $911,400 will mature on the earliest of (i) January 1, 2003 or
(ii) the sale or exchange of all or substantially all of the outstanding shares of common stock. The total amount of notes payable was $1,561,400 at December 31, 2001. Our total interest expense on these notes during the year ended December 31, 2001 was $25,824. We issued warrants to acquire 610,560 shares of our common stock at a purchase price of $3.00 per share in connection with the issuances of those notes payable. Those warrants were valued at $838,276. The value of such warrants has been reflected as a discount to the related notes payable, and is being amortized to interest expense over the original terms of the notes. Deferred interest of $560,788 has been amortized as interest expense during the year ended December 31, 2001. The remaining balance of deferred interest of $277,488 has been netted with the outstanding principal balance of $650,000 for the current notes payable. Therefore, our current notes payable, net of deferred interest, was $372,512 as of December 31, 2001. Our long term notes payable were $911,400 as of December 31, 2001.

Pursuant to the contribution agreement, we loaned $1,500,000 of the proceeds from those notes payable to Essential Reality LLC. The note from Essential Reality LLC is unsecured and bears interest of 8.5%; however, interest did not begin to accrue until December 31, 2001. The principal together with accrued interest is due on the earliest of (i) January 31, 2004, (ii) the closing of the transactions contemplated by the contribution agreement, or (iii) the sale or exchange of substantially all of the membership interests of Essential Reality LLC. Although none of those events have occurred, we believe that this note is collectible because of the financial backing of the members of Essential Reality LLC and projected cash flows from their future operations. In addition, certain of our note holders have indicated that they will fund us if the need arises.

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

Operating Expenses. For the year ended December 31, 2001, operating expenses totaled $653,436. $586,612 of those expenses is for interest expense. Interest expense includes the interest of $25,824 due on the notes payable during the year ended December 31, 2001, and the deferred interest of $560,788 from the valuation of the warrants. The value of the warrants, which has been reflected as a discount to the related notes payable, and is being amortized to interest expense over the original terms of the notes. Deferred interest of $560,788 has been amortized as interest expense during the year ended December 31, 2001. We also have incurred significant general and administrative expenses. We anticipate that we will continue to incur significant general and administrative expenses with respect the contemplated acquisition of Essential Reality LLC.

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

                           DECEMBER 31, 2001 AND 2000

                                   JPAL, INC.

                                      INDEX
                                      -----



                                                                           PAGE
                                                                           ----
Independent Auditors' Report                                                9

Balance Sheets as of December 31, 2001 and 2000                             10

Statements of Operations for the years ended December 31, 2001 and 2000 and for the period from March 31, 1999 (inception)
through December 31, 1999                                                   11

Statements of Stockholders' Equity for the for the years ended
December 31, 2001 and 2000 and for the period from March 31, 1999
(inception) through December 31, 1999
                                                                         12-13

Statements of Cash Flows for the years ended December 31, 2001 and
2000 and for the period from March 31, 1999 (inception) through
December 31, 1999                                                        14-15

Notes to Financial Statements                                            16-23

                                                                April 11, 2002
                       except for Note 10 as to which the date is May 6, 2002)




                          Independent Auditors' Report
                          ----------------------------

To the Board of Directors and Stockholders of JPAL, Inc.:

         We have audited the accompanying balance sheets of JPAL, Inc. (the "Company") as of December 31, 2001 and 2000, and the related statements of operations, changes in stockholders' equity, and cash flows for each of the two years ended December 31, 2001 and 2000 and the period from March 31, 1999 (inception) through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         As discussed in Note 10 to the financial statements, certain errors resulting in understatement of the value of the warrants as of December 31, 2001, were discovered by management of the Company subsequent to December 31, 2001. Accordingly, the 2001 financial statements have been restated to correct the error.



                                         Lesley, Thomas, Schwarz & Postma, Inc.
                                         A Professional Accountancy Corporation
                                         Newport Beach, California

                                   JPAL, INC.
                                   ----------
                                 BALANCE SHEETS
                                 --------------

                                                                                          December 31,
                                                                             ---------------------------------------
                                                                                    2001                  2000
                                                                             -----------------     -----------------
ASSETS
Current assets
   Cash and cash equivalents                                                 $           1,770     $             413
   Prepaid expenses                                                                        121                   609
                                                                             -----------------     -----------------
     Total current assets                                                                1,891                 1,022

Property and equipment, net                                                              1,477                 2,074

Accrued interest on note receivable                                                     19,615                   ---

Note receivable - Essential Reality, LLC                                             1,500,000                   ---
                                                                             -----------------     -----------------
       Total assets                                                          $       1,522,983     $           3,096
                                                                             =================     =================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Notes payable, net of deferred interest                                   $         372,512     $             ---
   Accounts payable                                                                      4,865                    97
   Accrued interest payable                                                             25,824                   ---
                                                                             -----------------     -----------------
       Total current liabilities                                                       403,201                    97

Long-term liabilities
   Notes payable                                                                       911,400                   ---
                                                                             -----------------     -----------------
       Total liabilities                                                             1,314,601                    97
                                                                             -----------------     -----------------
Commitments and contingencies

Stockholders' equity
   Preferred stock, $.001 par value
     5,000,000 shares authorized
     No shares issued or outstanding
   Common stock, $.001 par value;
     50,000,000 shares authorized,
     8,645,260 and  18,987,345  shares issued and  outstanding at
     December 31, 2001 and 2000, respectively                                            1,729                 3,797
   Additional paid-in capital                                                          894,548                34,700
   Accumulated deficit                                                                (687,895)              (35,498)
                                                                             -----------------     -----------------
       Total stockholders' equity                                                      208,382                 2,999
                                                                             -----------------     -----------------
         Total liabilities and stockholders' equity                          $       1,522,983     $           3,096
                                                                             =================     =================




            See the accompanying notes to these financial statements

                                   JPAL, INC.
                                   ----------
                            STATEMENTS OF OPERATIONS
                            ------------------------


                                                                                                      March 31, 1999
                                                                                                        (Inception)
                                                                   Years Ended December 31,               Through
                                                             ------------------------------------      December 31,
                                                                    2001                2000               1999
                                                             -----------------   ----------------    ----------------
REVENUES
   Rental commissions                                        $           1,039   $          2,462    $          1,523
   Listing fees                                                            ---                660               5,270
                                                             -----------------   ----------------    ----------------
                                                                         1,039              3,122               6,793
                                                             -----------------   ----------------    ----------------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSE
                                                                        85,842             21,599              22,835
OTHER (INCOME) EXPENSE
   Interest income                                                     (19,615)               ---                 ---
   Interest expense                                                    586,612                ---                 ---
   Depreciation                                                            597                599                 380
                                                             -----------------   ----------------    ----------------
                                                                       653,436             22,198              23,215
                                                             -----------------   ----------------    ----------------
LOSS BEFORE PROVISION FOR INCOME TAXES
                                                                      (652,397)           (19,076)            (16,422)
PROVISION FOR INCOME TAXES                                                 ---                ---                 ---
                                                             -----------------   ----------------    ----------------
NET LOSS                                                     $        (652,397)  $        (19,076)   $        (16,422)
                                                             =================   ================    ================
BASIC LOSS PER SHARE                                         $          (.05)    $          (.00)   $           (.00)
                                                             =================   ================    ================
DILUTIVE LOSS PER SHARE                                      $          (.05)    $          (.00)   $           (.00)
                                                             =================   ================    ================
Basic and  dilutive  weighted  average  of  common  shares
   outstanding                                                      13,344,135         16,651,693           4,500,000
                                                             =================   ================    ================





            See the accompanying notes to these financial statements

                                   JPAL, INC.
                                   ----------
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  ---------------------------------------------
            YEARS ENDED DECEMBER 31, 2001 AND 2000 AND FOR THE PERIOD
            ---------------------------------------------------------
            FROM MARCH 31, 1999 (INCEPTION) THROUGH DECEMBER 31, 1999
            ---------------------------------------------------------


                                                 Common Stock              Additional
                                           ----------------------------      Paid-In     Accumulated
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





            See the accompanying notes to these financial statements

                                   JPAL, INC.
                                   ----------
            STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)
            ---------------------------------------------------------
            YEARS ENDED DECEMBER 31, 2001 AND 2000 AND FOR THE PERIOD
            ---------------------------------------------------------
            FROM MARCH 31, 1999 (INCEPTION) THROUGH DECEMBER 31, 1999
            ---------------------------------------------------------


                                                 Common Stock              Additional
                                           ----------------------------     Paid-In      Accumulated
                                              Shares           Amount       Capital        Deficit        Total
                                           ------------     -----------   -----------    -----------   -----------

BALANCE, December 31, 2000                  18,987,345            3,797        34,700        (35,498)        2,999

REDEMPTION OF COMMON STOCK
                                           (10,342,085)          (2,068)        2,068            ---           ---
ADDITIONAL PAID IN CAPITAL, (in exchange
   for rent provided by a stockholder)
                                                   ---              ---         3,900            ---         3,900
ADDITIONAL PAID IN CAPITAL, (in exchange
   for computer services provided by a
   stockholder)                                    ---              ---         4,625            ---         4,625

ADDITIONAL PAID IN CAPITAL, (in exchange
   for legal, accounting and other
   administrative services provided by a
   stockholder)                                    ---              ---        10,979            ---        10,979

VALUE OF WARRANTS ISSUED WITH
PROMISSORY NOTES                                   ---              ---       838,276            ---       838,276

NET LOSS                                           ---              ---                     (652,397)     (652,397)
                                           ------------     -----------   -----------    -----------   -----------
BALANCE, December 31, 2001                   8,645,260      $     1,729   $   894,548    $  (687,895)  $   208,382
                                           ============     ===========   ===========    ===========   ===========





            See the accompanying notes to these financial statements

                                   JPAL, INC.
                                   ----------
                            STATEMENTS OF CASH FLOWS
                            ------------------------

                                                                                                       March 31, 1999
                                                                                                        (Inception)
                                                                   Years Ended December 31,              Through
                                                             ------------------------------------       December 31,
                                                                    2001                2000               1999
                                                             -----------------   ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                  $        (652,397)  $        (19,076)   $        (16,422)
   Adjustments  to  reconcile  net  loss  to net  cash
    provided by (used in) operating activities
     Depreciation                                                          597                599                 380
     Services  provided  in exchange  for  issuance of
       common stock                                                        ---                797                 900
     Goods and services and rent  provided in exchange
       for additional paid-in capital                                   19,504              5,750              18,235
     Deferred interest                                                 560,788                ---                 ---
     Changes in operating assets and liabilities
       Increase in accrued interest on note receivable
                                                                       (19,615)               ---                 ---
       (Increase) decrease in prepaid expenses                             488               (609)                ---
       Increase (decrease) in accounts payable                           4,768               (747)                844
       Increase in accrued expenses                                     25,824                ---                 ---
                                                             -----------------   ----------------    ----------------
         Net  cash  provided  by (used  in)  operating
         activities                                                    (60,043)           (13,286)              3,937
                                                             -----------------   ----------------    ----------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment                                     ---                ---              (3,053)
   Issuance of note receivable                                      (1,500,000)               ---                 ---
                                                             -----------------   ----------------    ----------------
         Net cash used in investing activities                      (1,500,000)               ---              (3,053)
                                                             -----------------   ----------------    ----------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of notes payable                           1,561,400                ---                 ---
   Proceeds from issuance of common stock                                  ---              3,020                 ---
   Proceeds from additional paid-in capital                              2,068              9,795                 ---
   Redemption of common stock                                           (2,068)               ---                 ---
                                                             -----------------   ----------------    ----------------
         Net cash provided by financing activities
                                                                     1,561,400             12,815                 ---
                                                             -----------------   ----------------    ----------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                                         1,357               (471)                884
CASH AND CASH EQUIVALENTS, beginning of period
                                                                           413                884                 ---
                                                             -----------------   ----------------    ----------------
CASH AND CASH EQUIVALENTS, end of period
                                                             $           1,770   $            413    $            884
                                                             =================   ================    ================




            See the accompanying notes to these financial statements

                                   JPAL, INC.
                                   ----------
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                      ------------------------------------


                                                                                                     March 31, 1999
                                                                                                       (Inception)
                                                                   Years Ended December 31,              Through
                                                             ------------------------------------      December 31,
                                                                    2001                2000               1999
                                                             -----------------   ----------------    ----------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the period for interest                  $             ---   $            ---   $             ---
   Cash paid during the period for income taxes              $             ---   $            ---   $             ---

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
   During the year ended December 31, 2001 the Company had $1,561,400 of proceeds from notes payable, of which $838,276 has been assigned to the value of the warrants and has been recorded as additional paid-in capital.
   During the year ended December 31, 2001, the Company recorded rent, computer services, legal, accounting and other administrative expenses totaling $19,504 and additional paid in capital of $19,504 for rent and services paid for and provided by a stockholder.
   During the year ended December 31, 2000, the Company recorded rent and computer services expense of $2,000 and $3,750, respectively, and additional paid-in capital of $5,750 for rent and services provided by a stockholder.
   During the years ended December 31, 2000 and 1999, the Company issued stock in exchange for services provided valued at $797 and $900, respectively. During the period ended December 31, 1999, the Company recorded additional paid-in capital of $18,235, for goods and services and rent paid for and provided by stockholders.






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

         The Company has experienced net losses since its inception and had an accumulated deficit of approximately $688,000 at December 31, 2001. Such losses are attributable to cash losses resulting from costs incurred in the development of the Company's services and infrastructure. The Company expects operating losses to continue for the foreseeable future as it continues to seek alternative business opportunities.


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


NOTE 3 - PROPERTY AND EQUIPMENT

   Property and equipment consist of the following:

                                                         December 31,
                                                ------------------------------
                                                     2001             2000
                                                -------------     ------------
   Computer                                     $       1,791     $      1,791
   Computer equipment                                   1,057            1,057
   Furniture                                              205              205
                                                -------------     ------------
                                                        3,053            3,053
   Less:  accumulated depreciation                     (1,576)            (979)
                                                --------------    ------------
                                                $       1,477     $      2,074
                                                =============     ============

NOTE 4 - NOTES PAYABLE

         The Company has several unsecured notes payable with interest rates ranging from 8.00% to 8.50%. Notes totaling $650,000 which have a weighted average interest rate of 8.5 % will mature on the earliest of (i) March 1, 2002 or (ii) the sale or exchange of all or substantially all of the outstanding shares of common stock. As of April 11, 2002, these notes and accrued interest have not been repaid. The note holders have not called the notes. In the event that a note is called, other note holders have agreed to fund the Company to satisfy its debt. Notes totaling $911,400 which have a weighted average interest rate of 8.48% were originally scheduled to mature in 2002 but have subsequently been revised to mature on the earliest of (i) January 31, 2003 or (ii) the sale or exchange of all or substantially all of the outstanding shares of common stock. The total amount of notes payable was $1,561,400 at December 31, 2001. Interest expense on these notes during the year ended December 31, 2001 was $25,824. The Company issued warrants valued at $838,276 to acquire 610,560 shares of JPAL, Inc.'s common stock at a purchase price of $3.00 per share in connection with the issuance of these notes payable. The value of such warrants has been reflected as a discount to the related notes payable, and is being amortized to interest expense over the original terms of the notes. Deferred interest of $560,788 has been amortized as interest expense during the year ended December 31, 2001. The remaining balance of deferred interest of $277,488 has been netted with the outstanding principal balance of the current notes payable.

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

   The components of the Company's income tax provision consist of:

                                                                                                March 31, 1999
                                                             Years Ended December 31,            (Inception)
                                                       ------------------------------------     December 31,
                                                              2001                2000              1999
                                                       -----------------   ----------------   ----------------
   Federal  taxes   (deferred)  net  operating  loss
   benefit                                             $        (97,800)   $         (2,800)  $         (2,500)
   Change in valuation account                                   97,800               2,800              2,500
                                                       ----------------    ----------------   ----------------
                                                       $            ---    $            ---   $            ---
                                                       ================    ================   ================

         Deferred income taxes are provided for timing differences in the recognition of certain income and expense items for tax and financial statement purposes. The tax effect of the temporary differences giving rise to the Company's deferred tax assets and liabilities as of December 31, 2001 and 2000 are as follows:

                                                       December 31,
                                                 2001                2000
                                          ----------------    ----------------
    Deferred income taxes
        Net operating loss benefit        $        103,100    $          5,300
        Valuation allowance                       (103,100)             (5,300)
                                          ----------------    ----------------
                                          $            ---    $            ---
                                          ================    ================

         The Company has federal net operating loss carryforwards of approximately $688,000 which if not utilized will expire at various times though 2021. For income tax purposes, only a portion of the net operating loss can be utilized in any given year if the company that generated the loss has more than fifty percent (50%) change in ownership in a three (3) year period. Accordingly, there may be limitations on the use of the Company's net operating loss carryforwards.

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

Warrants
--------

         During 2001, the Company issued 610,560 warrants in connection with the short term promissory notes executed from August 23, 2001 through December 31, 2001. The warrants were issued for the purchase of common stock at $3.00 per share. These warrants are exercisable at the option of the warrant holder and expire three years from the date of issuance. An amount of $838,276 based on the Black-Scholes pricing model was included in additional paid-in capital at December 31, 2001 as the estimated value of the warrants.

         The following represents a summary of the warrants outstanding as of December 31, 2001, 2000 and 1999.

                                                                       Weighted
                                                                        Average
                                                                       Exercise
                                                        Shares          Price
                                                     ------------    -----------
  Outstanding, March 31, 1999                                 ---    $       ---

  Granted                                                     ---            ---
  Expired/forfeited                                           ---            ---
                                                     ------------    -----------
  Outstanding, December 31, 1999                              ---    $       ---
                                                     ============    ===========
  Outstanding, January 1, 2000                                ---    $       ---

  Granted                                                     ---            ---
  Expired/forfeited                                           ---            ---
                                                     ------------    -----------
  Outstanding, December 31, 2000                              ---    $       ---
                                                     ============    ===========
  Granted                                                 610,560    $      3.00
  Expired/forfeited                                           ---            ---
                                                     ------------    -----------
  Outstanding, December 31, 2001                          610,560    $      3.00
                                                     ============    ===========
  Weighted average fair value of warrants granted                    $      3.00
                                                                     ===========


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


NOTE 10 - CORRECTION OF AN ERROR

         Warrants issued in connection with the promissory notes were understated at December 31, 2001. Management of the Company has subsequently revalued the warrants at $838,276. $560,788 has been recorded as interest expense. $277,488 has been reflected as a discount to the related notes payable and will be amortized to interest expense over the remainder of the original term of the notes.

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


                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons.
----------------------------------------------------------------------

Our directors and principal executive officers are as specified on the following table:

===================== ========= ==============================================
Name                    Age     Position
--------------------- --------- ----------------------------------------------
Frank Drechsler          34     president, secretary, treasurer and a director
===================== ========= ==============================================

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

======================= ===================================== ====================================== =======================
    Title of Class                  Name and Address                     Amount and Nature               Percent of Class
                                  of Beneficial Owner                  of Beneficial Owner
----------------------- ------------------------------------- -------------------------------------- -----------------------
Common Stock            Frank Drechsler                                  5,100,260 shares
                        17620 Oak Street                         president, secretary, treasurer,             58.99%
                        Fountain Valley, CA 92708                            director
----------------------- ------------------------------------- -------------------------------------- -----------------------
Common Stock            All directors and named executive                5,100,260 shares                     58.99%
                        officers as a group
======================= ===================================== ====================================== =======================

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the Fountain Valley, California, on May 8, 2002.

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

JPAL, Inc.

By:     /s/  Frank Drechsler                                    May 8, 2002
        ------------------------------------
        Frank Drechsler
Its:    principal executive, financial and accounting officer
        president, secretary, treasurer, director