Form 10QSB
period 2002-03-31
JPAL INC
filed 2002-05-21
CIK 1115463

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB








(X)QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002


( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 For the transition period from              to
                                                -------------    --------------

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

              17620 Oak Street, Fountain Valley, California, 92708
-------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (714) 785.2095
                                 --------------
                           (Issuer's Telephone Number)



                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of May 20, 2002, there were 8,645,260 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements


                                      JPAL
                                      -----
                                      INDEX
                                      -----



Financial Statements                                                    PAGE
                                                                        -----

    Condensed Balance Sheet as of March 31, 2002                          3

    Condensed Statements of Operations for the three months
    ended March 31, 2002 and 2001                                         4

    Condensed Statements of Cash Flows for the three months
    ended March 31, 2002 and 2001                                         5

    Notes to Condensed Financial Statements                             6 - 8

                                   JPAL, INC.
                                   ----------

                             CONDENSED BALANCE SHEET
                             -----------------------

                                 MARCH 31, 2002
                                 --------------

                                   (unaudited)
                                   ----------
ASSETS

Current assets
   Cash and cash equivalents                                   $         4,885
   Prepaid expenses                                                      3,187
                                                               ---------------
     Total current assets                                                8,072

Property and equipment, net of accumulated
depreciation of $1,722                                                   1,331

Accrued interest on notes receivable                                    59,580

Notes receivable - Essential Reality, LLC                            2,525,000
                                                               ---------------
       Total assets                                            $     2,593,983
                                                               ===============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Notes payable, net of deferred interest                     $       860,835
   Accrued interest payable                                             71,089
   Accounts payable                                                     13,771
                                                               ---------------
       Total current liabilities                                       945,695

Long-term liabilities
   Notes payable                                                     1,634,000
                                                               ---------------
         Total liabilities                                           2,579,695
                                                               ---------------
Commitments and contingencies

Stockholders' equity
   Preferred stock, $.001 par value
     5,000,000 shares authorized
     No shares issued or outstanding                                       ---
   Common stock, $.001 par value;
     50,000,000 shares authorized,
     8,645,260 shares issued and outstanding at
     March 31, 2002 and December 31, 2001
                                                                         1,729
   Additional paid-in capital                                        1,434,635
   Accumulated deficit                                              (1,422,076)
                                                               ---------------
       Total stockholders' equity                                       14,288
                                                               ---------------
         Total liabilities and stockholders' equity            $     2,593,983
                                                               ===============




                See the accompanying notes to these unaudited
                         condensed financial statements

                                   JPAL, INC.
                                   ----------

                       CONDENSED STATEMENTS OF OPERATIONS
                       ----------------------------------

                                   (unaudited)
                                   ----------


                                                               Three Months Ended March 31,
                                                          ----------------------------------------
                                                                 2002                   2001
                                                          -----------------      -----------------
REVENUES
   Rental commissions                                     $             ---      $             399
                                                          -----------------      -----------------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSE
                                                                     26,525                 14,291
                                                          -----------------      -----------------
OTHER (INCOME) EXPENSE
   Interest income                                                  (39,965)                   ---
   Interest expense                                                 747,475                    ---
   Depreciation                                                         146                    146
                                                          -----------------      -----------------
                                                                    707,656                    146
                                                          -----------------      -----------------
LOSS BEFORE PROVISION FOR INCOME TAXES                             (734,181)               (14,038)

PROVISION FOR INCOME TAXES                                              ---                    ---
                                                          -----------------      -----------------
NET LOSS                                                  $        (734,181)     $         (14,038)
                                                          =================      =================
BASIC LOSS PER SHARE                                      $           (0.08)     $           (0.00)
                                                          =================      =================
DILUTIVE LOSS PER SHARE                                   $           (0.08)     $           (0.00)
                                                          =================      =================
BASIC AND DILUTIVE WEIGHTED AVERAGE OF
COMMON SHARES OUTSTANDING
                                                                  8,645,260             18,987,345
                                                          =================      =================





                See the accompanying notes to these unaudited
                         condensed financial statements

                                   JPAL, INC.
                                   ----------

                       CONDENSED STATEMENTS OF CASH FLOWS
                       ----------------------------------

                                   (unaudited)
                                   -----------


                                                                                  Three Months Ended March 31,
                                                                            ----------------------------------------
                                                                                   2002                   2001
                                                                            -----------------      -----------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                 $        (734,181)    $         (14,038)
   Adjustments to reconcile net loss to net cash used in operating activities
     Depreciation                                                                         146                   146
     Goods and services and rent provided in exchange for  additional
       paid-in capital                                                                  1,200                 9,605
     Deferred interest                                                                702,210                   ---
     Changes in assets and liabilities
       Increase in accrued interest on notes receivable                               (39,965)                  ---
       Increase in prepaid expenses                                                    (3,066)                 (324)
       Increase in accounts payable                                                     8,906                 4,379
       Increase in accrued expenses                                                    45,265                   ---
                                                                            -----------------     -----------------
         Net cash used in operating activities                                        (19,485)                 (232)
                                                                            -----------------     -----------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Issuance of notes receivable                                                    (1,025,000)                  ---
                                                                            -----------------     -----------------
         Net cash used in investing activities                                     (1,025,000)                  ---
                                                                            -----------------     -----------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of notes payable                                          1,047,600                   ---
                                                                            -----------------     -----------------
         Net cash provided by financing activities                                  1,047,600                   ---
                                                                            -----------------     -----------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                                                        3,115                  (232)
CASH AND CASH EQUIVALENTS, beginning of period                                          1,770                   413
                                                                            -----------------     -----------------
CASH AND CASH EQUIVALENTS, end of period                                    $           4,885     $             181
                                                                            =================     =================






                See the accompanying notes to these unaudited
                         condensed financial statements

                                   JPAL, INC.
                                   ----------

                 CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
                 ----------------------------------------------

                                   (unaudited)
                                   -----------


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                   Three Months Ended March 31,
                                                  -----------------------------
                                                      2002           2001
                                                  -------------   -------------

   Cash paid during the period for interest       $         ---   $      ---
   Cash paid during the period for income taxes   $         ---   $      ---

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
   During the period ended March 31, 2002, the Company recorded rent of $1,200 and additional paid-in capital of $1,200 for rent provided by a stockholder.
   During the period ended March 31, 2002, the Company had $1,047,600 of proceeds from notes payable, of which $538,887 has been assigned to the value of the warrants and has been recorded as additional paid-in capital.
   During the period ended March 31, 2001, the Company recorded rent and computer services of $750 and $3,000, respectively, and additional paid-in capital of $3,750 for rent and services provided by a stockholder.
   During the period ended March 31, 2001, the Company recorded legal and accounting expense of $2,705 and $3,150, respectively, and additional paid-in capital of $5,855 for services paid directly by a stockholder.

                                   JPAL, INC.
                                   ----------

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     ---------------------------------------

                             MARCH 31, 2001 AND 2000
                             -----------------------

                                   (unaudited)
                                   -----------


NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements reflect the results of operations for JPAL, Inc. and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals and adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in JPAL, Inc.'s Annual Report on Form 10-KSB/A for the year ended December 31, 2001 filed with the Securities and Exchange Commission (SEC) on May 8, 2002.

         JPAL, Inc. (the "Company") was incorporated in the state of Nevada on March 31, 1999 to operate as an Internet based provider of vacation rental properties and services with an elected December 31st fiscal year end. A majority of the services are to properties located in Nevada.

         During the year ended December 31, 2001, the Company abandoned the development of their Internet services to provide vacation rental properties and services. The Company is currently entered into a contribution agreement with another company that may result in a merger with that company.

         The Company has experienced net losses since its inception and had an accumulated deficit of approximately $1,422,000 at March 31, 2002. Such losses are attributable to cash losses resulting from costs incurred in the development of the Company's services and infrastructure. The Company expects operating losses to continue for the foreseeable future as it continues to seek alternative business opportunities.


NOTE 2 - INCOME TAXES

         The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 ("SFAS 109"). This statement mandates the liability method of accounting for deferred income taxes and permits the recognition of deferred tax assets subject to an ongoing assessment of realizability.

NOTE 2 - INCOME TAXES

         The components of the Company's income tax provision consist of:

                                                                           Three Months Ended March 31,
                                                                      ---------------------------------------
                                                                             2002                   2001
                                                                      -----------------     -----------------
         Federal taxes (deferred) net operating loss benefit          $        (111,500)    $          (2,200)
         Change in valuation account                                            111,500                 2,200
                                                                      -----------------     -----------------
                                                                      $             ---     $             ---
                                                                      =================     =================

         Deferred income taxes are provided for timing differences in the recognition of certain income and expense items for tax and financial statement purposes. The tax effect of the temporary differences giving rise to the Company's deferred tax assets and liabilities as of March 31, 2002 are as follows:

         Deferred income taxes
             Net operating loss benefit                                                     $        214,600
             Valuation allowance                                                                    (214,600)
                                                                                            ----------------
                                                                                            $            ---
                                                                                            ================

         The Company has federal net operating loss carryforwards of approximately $688,000 that will expire through 2021.

         The Company's tax reporting year end is December 31st. If the Company has a net operating loss carryforward from operations for the year ended December 31, 2002, it will expire in 2022.


NOTE 3 - RELATED PARTY TRANSACTIONS

         The Company is currently utilizing office space provided by the Company's president (a stockholder). During the period ended March 31, 2002 and 2001, the Company has recorded rent expense of $1,200 and $750, respectively, which represents the Company's pro rata share of the office space being provided by the Company's president. During the period ended March 31, 2001, the Company has also recorded computer consulting services of $3,000 which were provided by the Company's president. The services were valued using hourly rates at estimated fair market value of similar services. During the period ended March 31, 2001, the Company has recorded legal and accounting fees of $2,705 and $3,150, respectively. These services were paid for by the Company's president. The president has waived reimbursement of the allocated rent, computer consulting services, legal and accounting services provided and has considered them as additional paid-in capital.

NOTE 4 - NOTES PAYABLE

          The Company has several unsecured notes payable with interest rates ranging from 8.00% to 8.50%. Notes totaling $550,000 which have a weighted average interest rate of 8.50 % will mature on the earliest of (i) January 15, 2002 or (ii) the sale or exchange of all or substantially all of the outstanding shares of common stock. As of May 15, 2002, these notes and accrued interest have not been repaid. The note holders have not called the notes. In the event that a note is called, other note holders have agreed to fund the Company to satisfy its debt. Notes totaling $1,634,000 which have a weighted average interest rate of 8.49% were originally scheduled to mature in 2002 but have subsequently been revised to mature on the earliest of (i) January 31, 2003 or
(ii) the sale or exchange of all or substantially all of the outstanding shares of common stock. The total amount of notes payable was $2,609,000 at March 31, 2002. Interest expense on these notes during the three months ended March 31, 2002 was $45,265. The Company issued warrants valued at $538,887 to acquire 419,040 shares of JPAL, Inc.'s common stock at a purchase price of $3.00 per share in connection with the issuance of these notes payable. The value of such warrants has been reflected as a discount to the related notes payable, and is being amortized to interest expense over the original terms of the notes. Deferred interest of $702,210 has been amortized as interest expense during the three months ended March 31, 2002. The remaining balance of deferred interest of $114,165 has been netted with the outstanding principal balance of the current notes payable.

         $2,525,000 of the proceeds from these notes has been advanced to Essential Reality, LLC with which the Company is in the process of negotiating a merger agreement (Note 5). The note receivable is unsecured and bears an interest rate of 8.5%, however, interest did not begin to accrue until January 31, 2002. Imputed interest was $39,965 for the three months ended March 31, 2002 which is included in other income.

                          Principal                         Maturity Date
                       ---------------                   -------------------

                       $     1,950,000                     January 1, 2004
                       $       200,000                    February 12, 2004
                       $       225,000                    February 28, 2004
                       $       150,000                       March 20, 2004
                       ---------------

                       $     2,525,000


          Principal together with accrued interest is due on the earliest of
(i) the above schedule of maturity dates, (ii) the closing of the transactions contemplated by the agreement dated August 23, 2001 (Note 5) or (iii) the sale or exchange of all or substantially all of the membership interests of Essential Reality.


NOTE 5 - COMMITMENTS AND CONTINGENCIES

         The Company has entered into an agreement with Essential Reality, LLC ("Essential Reality") dated August 23, 2001 whereas the Company and Essential Reality have agreed to a business combination. This agreement was amended on April 24, 2002. Following the consummation of a private placement by Essential Reality of up to 8,000,000 shares of its securities, the Company will exchange shares of its common stock for all of the equity interests of Essential Reality.

         Upon the closing of the agreement, the Company shall issue 18,400,000 shares of common stock in exchange for one hundred percent (100%) interest in Essential Reality.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

         The Company has entered into an agreement with Essential Reality, LLC ("Essential Reality") dated August 23, 2001 whereas the Company and Essential Reality have agreed to a business combination. This agreement was amended on April 24, 2202.

         The following is a summary of the proposed business combination. This summary is qualified by the more detailed description appearing in the Company's Preliminary Proxy Statement on Form PRE 14A filed with Securities and Exchange Commission on May 9, 2002. Upon closing of the agreement, (a) the Company intends to issue up to 17,280,000 shares of our common stock in exchange for all of the outstanding membership interests of Essential Reality, including 9,600,000 shares to be issued to Essential Reality's current members. As a result of this transaction, the Company will acquire and assume the business of Essential Reality. (b) Essential Reality will consummate a private placement of its membership interests prior to the exchange transaction, which will be contributed to the Company in exchange for shares of the Company's common stock. Essential Reality may sell up to 7,680,000 of its membership interests in its private placement. (c) Upon completion of the exchange transaction, the Company's business will be the business currently being conducted by Essential Reality. (d) The Company's shareholders will not receive any cash, stock or other property in connection with, or as a result of, the exchange transaction.
(e) Shareholder approval of the proposed business combination will require the affirmative vote of a majority of the Company's outstanding shares of common stock. The Company's controlling Shareholder has already informed the Company that he will be voting in favor of the proposal. The number of votes held by the controlling Shareholder is sufficient to satisfy the Shareholder vote requirement for the proposed business combination. Therefore, no additional votes will be needed to approve the proposed business combination.

         The Company currently holds several notes receivable due from Essential Reality. These notes bear an interest rate of 8.50% and will mature on the earliest of (i) the schedule of maturity dates in Note 4, (ii) the closing of the transactions contemplated by the agreement dated August 23, 2001 or (iii) the sale or exchange of all or substantially all of the membership interests of Essential Reality. However, none of the events have occurred. The Company has not generated any revenues which could have a significant adverse affect on the Company's ability to repay its debt. In addition, $550,000 and $425,000 of the notes payable which were due on January 15, 2002 and March 1, 2002, respectively, have not been paid. The Company is currently negotiating with these not holders to extend the due date of these notes. Certain of the long-term note holders have executed letters to the Company indicating that they could fund the Company to repay the short term notes if the need arises.

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

We were originally formed to provide vacation rental properties and services for the Year 2000 New Year's Eve celebration in Las Vegas, and continued to provide vacation rental properties and services after the Year 2000 New Year's Eve celebration. We generated revenues of approximately $6,793 through December 31, 1999, and $3122 through December 31, 2000. As an Internet based provider of vacation rental properties and services, we had been in the process of redesigning our website to provide a wide range of services to both vacationers and property owners. Our primary source of revenue was property rental fees, which were charged to the property owners as a percentage of the vacationers' total rental price. Those fees were our primary source of revenue, although we also attempted to generate additional revenue sources such as Internet advertising.

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

The original contribution agreement provided that we issue 11 million shares of our common stock to the current shareholders of Essential Reality LLC in exchange for all of the equity interests of Essential Reality LLC. The consummation of the transaction was contingent on a number of factors, including, but not limited to, that we raise a minimum of $4.5 million dollars. On April 24, 2002, we entered into an amended contribution agreement with Essential Reality LLC. The amended contribution agreement provides that Essential Reality LLC will consummate a private placement of its membership interests prior to the exchange. Essential Reality LLC may sell up to 7,680,000 of its membership interests in its private placement. We intend to issue up to 17,280,000 shares of our common stock in exchange for all of the outstanding membership interests of Essential Reality LLC.

Three Month Period Ended March 31, 2002, Compared to the Three Month Period Ended March 31, 2001.

Liquidity and Capital Resources. We had cash of $4,885 and prepaid expenses of $3,187 as of March 31, 2002. As of March 31, 2002, our total assets were $2,593,983, of which approximately $2,525,000 was in the form of notes receivable due from Essential Reality LLC, and $59,580 was accrued interest in notes receivable from Essential Reality LLC. Our total liabilities were approximately $2,579,695 as of March 31, 2002. Our total current liabilities for the three month period ended March 31, 2002 was $945,695, which was represented by $860,835 for notes payable, net of deferred interest, $71,089 which represented accrued interest payable, and $13,771 which represented accounts payable.

We have several unsecured notes payable in order to memorialize certain bridge financings relating to the contemplated transaction with Essential Reality LLC. Those unsecured notes payable have a weighted average interest rate of 8.50%. Notes totaling $550,000 will mature on the earliest of (i) January 15, 2002, or
(ii) the sale or exchange of all or substantially all of the outstanding shares of common stock. Notes totaling $425,000 will mature on the earliest of (i) March 1, 2002, or (ii) the sale or exchange of all or substantially all of the outstanding shares of common stock. As of May 15, 2002, those notes and accrued interest have not been repaid. The note holders have not called the notes. In the event that one of those notes is called, other notes holders have agreed to fund us to satisfy this debt.

Notes totaling $1,634,000, which have a weighted average interest rate of 8.49%, will mature on the earliest of (i) January 1, 2003 or (ii) the sale or exchange of all or substantially all of the outstanding shares of common stock. The total amount of those notes payable was $2,609,000 as of March 31, 2002. Our total interest expense on these notes during the three month period ended March 31, 2002 was $45,265. For the three month ended March 31, 2002, we issued warrants, valued at $538,887, to purchase 419,040 shares of our common stock at a price of $3.00 per share in connection with the issuances of additional notes payable. The value of such warrants has been reflected as a discount to the related notes payable, and is being amortized to interest expense over the original terms of the notes. Deferred interest of $702,210 has been amortized as interest expense during the three month period ended March 31, 2002. The remaining balance of deferred interest of $277,488 has been netted with the outstanding principal balance of $650,000 for the current notes payable. Therefore, our current notes payable, net of deferred interest, was $860,835 as of March 31, 2002. Our long term liabilities were represented solely by long term notes payable, which were $1,634,000 as of March 31, 2002.

Pursuant to the contribution agreement, we have loaned $2,525,000 of the proceeds from those notes payable to Essential Reality LLC. The notes from Essential Reality LLC are unsecured and bear interest of 8.5%; however, interest did not begin to accrue until January 31, 2002. The principal together with accrued interest is due on the earliest of (i) January 1, 2004, (ii) the closing of the transactions contemplated by the contribution agreement, or (iii) the sale or exchange of substantially all of the membership interests of Essential Reality LLC. Although none of those events have occurred, we believe that this note is collectible because of the financial backing of the members of Essential Reality LLC and projected cash flows from their future operations. In addition, certain of our note holders have indicated that they will fund us if the need arises.

Results of Operations.

Revenue. For the three month period ended March 31, 2002, we generated no revenues, compared to revenues of approximately $399 during the three month period ended March 31, 2001, which were generated from rental commissions. The decline in our revenues is due to the fact that we have suspended the redevelopment of our website and all marketing activities because of our pending acquisition of Essential Reality LLC. We do not expect that we will generate any significant revenues until such time as we complete the acquisition of Essential Reality LLC.

Operating Expenses. For the three month period ended March 31, 2002, our total expenses increased to $734,181 from $14,437 for the three month period ended March 31, 2001. For the three month period ended March 31, 2002, our selling, general and administrative expenses totaled $26,525, compared to $14,291 for the period ended March 31, 2002. The increases in our total expenses and our general and administrative expenses are due to the contemplated acquisition of Essential Reality LLC. We anticipate that we will continue to incur significant general and administrative expenses with respect the contemplated acquisition of Essential Reality LLC.

Our other expenses totaled $707,656 for the three month period ended March 31, 2002. Other expenses included $747,475 for interest expense and $146 in depreciation expense, less $39,965 in interest income. Interest expense includes the interest of $45,265 due on the notes payable during the three month period ended March 31, 2002, and the deferred interest of $702,210 from the valuation of the warrants. The value of the warrants, which has been reflected as a discount to the related notes payable, and is being amortized to interest expense over the original terms of the notes. Deferred interest of $702,210 has been amortized as interest expense during the three month period ended March 31, 2002. Therefore, our net loss was $734,181 for the three month period ended March 31, 2002, compared to a net loss of $14,038 for the period ended March 31, 2001.

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

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.
--------------------------

None.

Item 2. Changes in Securities.
------------------------------

For the three month ended March 31, 2002, we issued 419,040 warrants to purchase 419,040 shares of our common stock at a price of $3.00 per share in connection with the issuances of additional notes payable.

Item 3.  Defaults Upon Senior Securities
----------------------------------------

None

Item 4.  Submission of Matters to Vote of Security Holders
----------------------------------------------------------

A special meeting was held on February 1, 2002 for the following purposes:

         1. To consider and vote upon a proposal to approve the Contribution Agreement, dated as of August 23, 2001, between us and Essential Reality, LLC, a copy of which was attached as Exhibit A to our Definitive Proxy Statement filed January 14, 2002;

         2. To approve an amendment to our Articles of Incorporation, a copy of which was attached as Exhibit B to our Definitive Proxy Statement filed January 14, 2002, in order to change our name to Essential Reality, Inc.;

          3. To approve an amendment to our Articles of Incorporation, a copy of which was attached as Exhibit B to our Definitive Proxy Statement filed January 14, 2002, to provide for "blank check" preferred stock; and

          4. To approve our 2001 Stock Incentive Plan, a copy of which was attached as Exhibit C to our Definitive Proxy Statement filed January 14, 2002; and

          5. To approve the appointment of Deloitte & Touche LLP as our independent auditors for the fiscal year ended December 31, 2001.

Our stockholders will not receive any cash, stock or other property in connection with, or as a result of, this transaction, however, after the transaction is consummated, the owners of Essential, LLC will own approximately 70% of the shares of our common stock outstanding at the time.

Item 5.  Other Information
--------------------------

None.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

None.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                JPAL, Inc.,
                                                a Nevada corporation



May 20, 2002                           By:      /s/ Frank Drechsler
                                                --------------------------------
                                                Frank Drechsler
                                       Its:     President, Secretary, Director