Form 10QSB/A
period 2002-03-31
JPAL INC
filed 2002-05-28
CIK 1115463

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           FORM 10-QSB, Amendment No.1








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

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements



                                   JPAL, INC.
                                   ----------

                                      INDEX
                                      -----




Financial Statements                                                    PAGE
                                                                        -----
    Condensed Balance Sheet as of March 31, 2002                          3

    Condensed Statements of Operations for the three months ended
    March 31, 2002 and 2001                                               4

    Condensed Statements of Cash Flows for the three months ended
    March 31, 2002 and 2001                                               5

    Notes to Condensed Financial Statements                               7

                                   JPAL, INC.
                                   ----------

                             CONDENSED BALANCE SHEET
                             -----------------------

                                 MARCH 31, 2002
                                 --------------

                                   (unaudited)
                                   -----------


ASSETS

Current assets
   Cash and cash equivalents                                              $        4,885
   Prepaid expenses                                                                3,187
                                                                          --------------
     Total current assets                                                          8,072

Property and equipment, net of accumulated depreciation of $1,722                  1,331

Accrued interest on notes receivable                                              59,580

Notes receivable - Essential Reality, LLC                                      2,525,000
                                                                          --------------
       Total assets                                                       $    2,593,983
                                                                          ==============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Notes payable, net of deferred interest                                $      860,835
   Accrued interest payable                                                       71,089
   Accounts payable                                                               13,771
                                                                          --------------
       Total current liabilities                                                 945,695

Long-term liabilities
   Notes payable                                                               1,634,000
                                                                          --------------
         Total liabilities                                                     2,579,695
                                                                          --------------
Commitments and contingencies

Stockholders' equity
   Preferred stock, $.001 par value
     5,000,000 shares authorized
     No shares issued or outstanding                                                 ---
   Common stock, $.001 par value;
     50,000,000 shares authorized,
     8,645,260 shares issued and outstanding at March 31, 2002
     and December 31, 2001
                                                                                   1,729
   Additional paid-in capital                                                  1,434,635
   Accumulated deficit                                                        (1,422,076)
                                                                          --------------
       Total stockholders' equity                                                 14,288
                                                                          --------------
         Total liabilities and stockholders' equity                       $    2,593,983
                                                                          ==============




                 See the accompanying notes to these unaudited
                         condensed financial statements

                                   JPAL, INC.
                                   ----------

                       CONDENSED STATEMENTS OF OPERATIONS
                       ----------------------------------

                                   (unaudited)
                                   -----------



                                                                             Three Months Ended March 31,
                                                                            -------------------------------

                                                                                 2002             2001
                                                                            --------------   --------------
REVENUES
   Rental commissions                                                       $          ---   $          399
                                                                            --------------   --------------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSE
                                                                                    26,525           14,291
                                                                            --------------   --------------
OTHER (INCOME) EXPENSE
   Interest income                                                                 (39,965)             ---
   Interest expense                                                                747,475              ---
   Depreciation                                                                        146              146
                                                                            --------------   --------------
                                                                                   707,656              146
                                                                            --------------   --------------
LOSS BEFORE PROVISION FOR INCOME TAXES                                            (734,181)         (14,038)

PROVISION FOR INCOME TAXES                                                             ---              ---
                                                                            --------------   --------------
NET LOSS                                                                    $     (734,181)  $      (14,038)
                                                                            ==============   ==============
BASIC LOSS PER SHARE                                                        $        (0.08)  $        (0.00)
                                                                            ==============   ==============
DILUTIVE LOSS PER SHARE                                                     $        (0.08)  $        (0.00)
                                                                            ==============   ==============
BASIC AND DILUTIVE WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING
                                                                                 8,645,260       18,987,345
                                                                            ==============   ==============





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

                                   JPAL, INC.
                                   ----------

                       CONDENSED STATEMENTS OF CASH FLOWS
                       ----------------------------------

                                   (unaudited)
                                   -----------

                                                                                  Three Months Ended March 31,
                                                                            ---------------------------------------
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
                                                                            =================     =================





                 See the accompanying notes to these unaudited
                         condensed financial statements

                                   JPAL, INC.
                                   ----------

                 CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
                 ----------------------------------------------

                                   (unaudited)
                                   -----------



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                                                 Three Months Ended March 31,
                                                                            ---------------------------------------
                                                                                   2002                  2001
                                                                            -----------------      ----------------

   Cash paid during the period for interest                                 $             ---     $             ---
   Cash paid during the period for income taxes                             $             ---     $             ---

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
                                                                            =================     =================

         Deferred income taxes are provided for timing differences in the recognition of certain income and expense items for tax and financial statement purposes. The tax effect of the temporary differences giving rise to the Company's deferred tax assets and liabilities as of March 31, 2002 are as follows:

         Deferred income taxes
             Net operating loss benefit                                                           $         214,600
             Valuation allowance                                                                           (214,600)
                                                                                                  -----------------
                                                                                                  $             ---
                                                                                                  ================-

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

NOTE 4 - NOTES PAYABLE

The Company has several unsecured notes payable with interest rates ranging from 8.00% to 8.50%. Notes totaling $550,000 which have a weighted average interest rate of 8.50 % will mature on the earliest of (i) January 15, 2002 or (ii) the sale or exchange of all or substantially all of the outstanding shares of common stock. Notes totaling $425,000 which have a weighted average interest rate of
8.50 % will mature on the earliest of (i) March 1, 2002 or (ii) the sale or exchange of all or substantially all of the outstanding shares of common stock. As of May 15, 2002, these notes and accrued interest have not been repaid. The note holders have not called the notes. In the event that a note is called, other note holders have agreed to fund the Company to satisfy its debt. Notes totaling $1,634,000 which have a weighted average interest rate of 8.49% were originally scheduled to mature in 2002 but have subsequently been revised to mature on the earliest of (i) January 31, 2003 or (ii) the sale or exchange of all or substantially all of the outstanding shares of common stock. The total amount of notes payable was $2,609,000 at March 31, 2002. Interest expense on these notes during the three months ended March 31, 2002 was $45,265. For the three months ended March 31, 2002, the Company issued warrants valued at $538,887 to acquire 419,040 shares of JPAL, Inc.'s common stock at a purchase price of $3.00 per share in connection with the issuance of these notes payable. The value of such warrants has been reflected as a discount to the related notes payable, and is being amortized to interest expense over the original terms of the notes. Deferred interest of $702,210 has been amortized as interest expense during the three months ended March 31, 2002. The remaining balance of deferred interest of $114,165 has been netted with the outstanding principal balance of the current notes payable.

         $2,525,000 of the proceeds from these notes has been advanced to Essential Reality, LLC with which the Company is in the process of negotiating a merger agreement (Note 5). The note receivable is unsecured and bears an interest rate of 8.50%, however, interest did not begin to accrue until January 31, 2002. Imputed interest was $39,965 for the three months ended March 31, 2002 which is included in other income. The following is a schedule of maturity dates of these notes receivable:

         Principal                           Maturity Date
     ---------------------              ---------------------
     $           1,950,000                    January 1, 2004
                   200,000                  February 12, 2004
                   225,000                  February 28, 2004
                   150,000                     March 20, 2004
     ---------------------
     $           2,525,000
     =====================

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

         The following is a summary of the proposed business combination. This summary is qualified by the more detailed description appearing in the Company's Preliminary Proxy Statement on Form PRE 14A filed with Securities Exchange Commission on May 9, 2002. Upon closing of the agreement, (a) the Company intends to issue up to 17,280,000 shares of our common stock in exchange for all of the outstanding membership interests of Essential Reality, including 9,600,000 shares to be issued to Essential Reality's current members. As a result of this transaction, the Company will acquire and assume the business of Essential Reality. (b) Essential Reality will consummate a private placement of its membership interests prior to the exchange transaction, which will be contributed to the Company in exchange for shares of the Company's common stock. Essential Reality may sell up to 7,680,000 of its membership interests in its private placement. (c) Upon completion of the exchange transaction, the Company's business will be the business currently being conducted by Essential Reality. (d) The Company's shareholders will not receive any cash, stock or other property in connection with, or as a result of, the exchange transaction.
(e) Shareholder approval of the proposed business combination will require the affirmative vote of a majority of the Company's outstanding shares of common stock. The Company's controlling Shareholder has already informed the Company that he will be voting in favor of the proposal. The number of votes held by the controlling Shareholder is sufficient to satisfy the Shareholder vote requirement for the proposed business combination. Therefore, no additional votes will be needed to approve the proposed business combination.

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

Pursuant to the contribution agreement, we have loaned $2,525,000 of the proceeds from those notes payable to Essential Reality LLC. The notes from Essential Reality LLC are unsecured and bear interest of 8.5%; however, interest did not begin to accrue until January 31, 2002. Imputed interest was $39,965 for the 3 months ended March 31, 2002, which is included in other income. The following is a schedule of maturity dates of these notes receivable:

         Principal                           Maturity Date
     ---------------------              ---------------------
     $           1,950,000                    January 1, 2004
                   200,000                  February 12, 2004
                   225,000                  February 28, 2004
                   150,000                     March 20, 2004
     ---------------------
     $           2,525,000
     =====================

The principal together with accrued interest is due on the earliest of (i) the above schedule of maturity dates, (ii) the closing of the transactions contemplated by the contribution agreement, or (iii) the sale or exchange of substantially all of the membership interests of Essential Reality LLC. Although none of those events have occurred, we believe that this note is collectible because of the financial backing of the members of Essential Reality LLC and projected cash flows from their future operations. In addition, certain of our note holders have indicated that they will fund us if the need arises.

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

                                                JPAL, Inc.,
                                                a Nevada corporation



May 24, 2002                           By:      /s/ Frank Drechsler
                                                --------------------------------
                                                Frank Drechsler
                                       Its:     President, Secretary, Director