Form 10QSB
period 2002-06-30
ESSENTIAL REALITY INC
filed 2002-08-19
CIK 1115463

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                     FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 FOR THE TRANSITION PERIOD FROM          TO

                          Commission File Number: 000-32319

                               ESSENTIAL REALITY, INC.
           (Exact name of small business issuer as specified in its charter)

           Nevada                                            33-0851302
(State or Other Jurisdiction of                           (I.R.S. Employer
Incorporation or Organization)                          Identification Number)

                          49 West 27th Street, Suite 7E
                            New York, New York 10001
                    (Address of Principal Executive Offices)

                                 (212) 244-3200
                           (Issuer's Telephone Number)

         JPAL, Inc., 17620 Oak Street, Fountain Valley, California 92708
      (Former Name, Former Address and Former Fiscal Year, if Changed Since
                                  Last Report)

                                                                         PAGE

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

    Condensed Balance Sheets as of June 30, 2002 (Unaudited)
    and December 31, 2001                                                 3

    Condensed Statements of Operations for the three and six
    months ended June 30, 2002 and 2001 (Unaudited)                       4

    Condensed Statements of Cash Flows for the six months ended
    June 30, 2002 and 2001 (Unaudited)                                    5

    Notes to Condensed Financial Statements (Unaudited)                   6

Item 2 - Management's Discussion and Analysis                             10

                           PART II - OTHER INFORMATION

Item 2 - Changes in Securities and Use of Proceeds                        14

Item 4 - Submission of Matters to a Vote of Security Holders              14

Item 6 - Exhibits and Reports on Form 8-K                                 14

ESSENTIAL REALITY, INC. (FORMERLY JPAL, INC.)
(A Development Stage Entity)
CONDENSED BALANCE SHEETS
JUNE 30, 2002 (UNAUDITED) AND DECEMBER 31, 2001
--------------------------------------------------------------------------------

                                                                       June 30, 2002    December 31, 2001
                                                                        (Unaudited)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                            $  4,135,446       $     13,863
  Restricted cash                                                           575,000                 --
  Deferred financing costs                                                       --            217,755
  Prepaid expenses and deposits                                             117,917             34,337
                                                                       ------------       ------------
           Total current assets                                           4,828,363            265,955

DOMAIN NAMES - Net                                                            4,500              9,000
FIXED ASSETS - Net                                                           16,821             10,099
OTHER ASSETS                                                                 80,550             80,550
DEFERRED INTEREST EXPENSE - BRIDGE LOANS                                         --            232,389
                                                                       ------------       ------------
TOTAL ASSETS                                                           $  4,930,234       $    597,993
                                                                       ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                     $    772,389       $    676,133
  Accounts payable - related parties                                         49,030             84,000
  Accrued interest expense - notes payable                                    4,581            250,750
  Accrued compensation                                                      243,737            257,103
  Bridge loans                                                                   --          1,500,000
  Notes payable - current portion                                           200,000
  Advances from LCG Capital Group, LLC                                       73,617             76,617
  Advances from affiliated companies                                         24,134             25,632
                                                                       ------------       ------------
           Total current liabilities                                      1,367,488          2,870,235
                                                                       ------------       ------------

NOTES PAYABLE --- LONG -TERM PORTION (net of deferred
       interest of $1,135,299)                                              631,771                 --
                                                                       ------------       ------------
            Total liabilities                                             1,999,259          2,870,235
                                                                       ------------       ------------

STOCKHOLDERS' EQUITY:
  Common stock (par value $.001 per share; 50,000,000 shares authorized; 17,955,718 and 9,600,000 issued and outstanding
      at June 30, 2002 and December 31, 2001, respectively)                  17,956              9,600
  Additional paid in capital                                             11,491,307          2,490,400
  Deferred compensation expense                                          (1,143,659)                --
  Deficit accumulated during development stage                           (7,434,629)        (4,772,242)
                                                                       ------------       ------------
           Total stockholders' equity                                     2,930,975         (2,272,242)
                                                                       ------------       ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $  4,930,234       $    597,993
                                                                       ============       ============

See notes to condensed financial statements.

ESSENTIAL REALITY, INC. (FORMERLY JPAL, INC.)
(A Development Stage Entity)
CONDENSED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001 (UNAUDITED)
--------------------------------------------------------------------------------

                                                             Three Months Ended June 30,           Six Months Ended June 30,
                                                                2002               2001               2002               2001
                                                            (Unaudited)        (Unaudited)        (Unaudited)        (Unaudited)
OPERATING EXPENSES:
  Product development                                       $    400,288       $    246,759       $    881,110       $    380,116
  Marketing                                                      328,935            178,806            616,523            262,067
  General and administrative (including non-cash stock
     compensation of $118,499 for the three
     and six months ended June 30, 2002)                         482,201            132,831          1,021,889            230,337
  Depreciation and amortization                                    3,415              1,152              6,830              1,317
                                                            ------------       ------------       ------------       ------------

           Total operating expenses                            1,214,839            559,548          2,526,352            873,837
                                                            ------------       ------------       ------------       ------------

LOSS FROM OPERATIONS                                          (1,214,839)          (559,548)        (2,526,352)          (873,837)

INTEREST INCOME                                                    2,851              7,140              2,851             20,018
INTEREST EXPENSE                                                 (90,301)              (524)          (138,886)            (1,037)
                                                            ------------       ------------       ------------       ------------

NET LOSS                                                    $ (1,302,289)      $   (552,932)      $ (2,662,387)      $   (854,856)
                                                            ============       ============       ============       ============

BASIC AND FULLY DILUTED
  LOSS PER SHARE                                            $      (0.07)      $      (0.06)      $      (0.15)      $      (0.09)
                                                            ============       ============       ============       ============

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                                          17,955,718          9,600,000         17,955,718          9,600,000
                                                            ============       ============       ============       ============

See notes to condensed financial statements.

ESSENTIAL REALITY, INC. (FORMERLY JPAL, INC.)
(A Development Stage Entity)
CONDENSED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2002 AND 2001 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                  2002              2001
                                                                              (Unaudited)       (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                    $(2,662,387)      $  (854,856)
  Adjustments to reconcile net loss to net cash used
         in operating activities:
    Depreciation and amortization                                                   6,830             1,317
    Amortization of deferred interest                                              23,081                --
    Stock-based compensation expense                                              118,499                --
  Changes in assets and liabilities:
    Restricted cash                                                              (575,000)               --
    Deferred financing costs                                                      217,755                --
    Prepaid expenses, deposits and other assets                                   (83,580)           (2,000)
    Interest receivable                                                                --            23,955
    Accounts payable                                                               96,256            20,401
    Accounts payable - related parties                                            (34,970)               --
    Accrued interest                                                               89,651                --
    Accrued compensation                                                          (13,366)           16,300
                                                                              -----------       -----------
           Net cash used in operating activities                               (2,817,231)         (794,883)
                                                                              -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for purchase of fixed assets                                            (9,052)          (11,874)
                                                                              -----------       -----------
           Net cash used in investing activities                                   (9,052)          (11,874)
                                                                              -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of members' capital                                6,227,364                --
  Proceeds from bridge loans                                                    1,825,000                --
  Repayment of bridge loans                                                      (550,000)               --
  Repayment of notes payable                                                     (550,000)               --
  Proceeds from repayment of note  receivable for members' capital                     --           662,247
  Repayments of advances from  LCG Capital Group, LLC                              (3,000)               --
  Proceeds from (repayments of) advances from affiliated companies - net           (1,498)            5,749
                                                                              -----------       -----------
           Net cash provided by financing activities                            6,947,866           667,996
                                                                              -----------       -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                4,121,583          (138,761)

CASH AND CASH EQUIVALENTS,  BEGINNING OF PERIOD                                    13,863           231,905
                                                                              -----------       -----------

CASH AND CASH EQUIVALENTS,  END OF PERIOD                                     $ 4,135,446       $    93,144
                                                                              ===========       ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:

  Bridge loans converted to membership units                                  $   500,000       $        --
  Cash paid for interest expense                                              $    22,500       $        --
  Elimination of bridge loans and accrued interest on merger                  $ 2,378,431       $        --
  Assumption of notes payable on merger                                       $ 2,517,070       $        --
  Deferred compensation expense                                               $ 1,262,158       $        --
  Imputed interest on notes payable                                           $ 1,158,380       $        --

See notes to condensed financial statements.

ESSENTIAL REALITY, INC. (FORMERLY JPAL, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2002 (UNAUDITED)

1.  BASIS OF PRESENTATION, ORGANIZATION AND OTHER MATTERS

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included in the accompanying unaudited condensed financial statements.

On June 20, 2002, Essential Reality, LLC, a Delaware Limited Liability Company ("ER LLC"), completed a business combination with JPAL, Inc., a Nevada corporation and an SEC registrant ("JPAL") pursuant to an Amended Contribution Agreement between ER LLC and JPAL, whereby all of the members of ER LLC contributed their membership interests in ER LLC to the Company in exchange for an aggregate of 16,874,784 shares of the Company's common stock (the "Transaction"). Concurrent with the Transaction, the shareholders of JPAL canceled 7,564,326 of their shares of JPAL common stock and were left with 1,080,934 shares of common stock representing 6.02% of the Company. Following the Transaction, JPAL changed its name to Essential Reality, Inc. (the "Company") and ER LLC, a wholly owned subsidiary of the Company, was merged into the Company.

The Transaction was accounted for as a reverse acquisition in which ER LLC is the accounting acquirer and JPAL is the legal acquirer. The management of ER LLC remained as the management of the Company. Since the Transaction was accounted for as a reverse acquisition and not a business combination, no goodwill has been recorded in connection with the Transaction and the costs incurred in connection with the Transaction have been accounted for as a reduction of additional paid-in capital. As a result of the reverse acquisition, (i) the historical financial statements of the Company for periods prior to the date of the Transaction are no longer the historical financial statements of JPAL, and, therefore, JPAL's historical financial statements are no longer presented; (ii) the historical financial statements of the Company for periods prior to the date of the Transaction are those of ER LLC; (iii) all references to the financial statements of the "Company" apply to the historical financial statements of ER LLC prior to the Transaction and to the financial statements of the Company subsequent to the Transaction; and (iv) any reference to the Company applies solely to ER LLC and Essential Reality, Inc.

The Company develops, manufactures and markets computer peripheral devices, with an initial emphasis on a product called "P5"(TM). P5(TM) is a gloved shaped device that controls the movement of objects on a computer screen. P5(TM) enables three-dimensional movement of the cursor as well as allowing pitch and yaw and roll. The users moving his/her hand and/or bending his/her fingers control P5(TM).

The Company is in the development stage. Successful completion of the Company's development program and ultimately the attainment of profitable operations are dependent upon future events, including obtaining adequate financing to fulfill its development activities, and achieving a level of revenue adequate to support the Company's cost structure. Since its commencement, the Company has not generated revenues and has incurred cumulative net losses of $7,434,629. As a result, substantial doubt exists regarding the Company's ability to continue as a going concern. The Company anticipates that, based on its proposed plans and assumptions relating to the implementation of its business plan and cash on hand as of June 30, 2002 together with projected revenue and anticipated accounts receivable factoring and trade financing, it will have a cash shortfall of approximately $1.4 million as of December 2002. Should the Company not raise additional capital, generate the projected revenue or obtain anticipated accounts receivable factoring and trade financing, the Company expects to adjust its cash burn rate such that cash on hand as of June 30, 2002 will be sufficient to satisfy operations through December 2002. Thereafter, the Company will require additional funding in order to reach the point of self-sufficiency.

The financial statements have been prepared in conformity with the Statement of Financial Accounting Standards ("SFAS") No. 7, Accounting and Reporting by Development Stage Enterprises. As a development stage entity with no commercial operating history, the Company is subject to all of the risks and uncertainties inherent in the establishment of a new business enterprise. To address these risks and uncertainties, the Company must, among other things, respond to competitive developments; attract, retain, and motivate qualified personnel; and support the expense of marketing new products based upon innovative technology. To date, the Company has not recognized product related revenues. The Company expects to incur substantial losses and negative cash flow from operating activities for the near future.

2. PRIVATE PLACEMENT

On June 20, 2002, ER LLC completed a private placement (the "Offering") whereby it issued 7,274,784 membership units for gross proceeds of $7,577,900. Included in the gross proceeds was $500,000 of bridge loans that were converted to 480,000 membership units of the Company. $250,000 of the bridge loans converted was owed to JPAL and $250,000 was due to a third party lender. JPAL exchanged the membership interest in ER LLC for the reduction of $250,000 in notes payable it owed to third party lenders.

In connection with the Offering, the Company issued to its financial advisors warrants to purchase an aggregate of 331,211 membership units (the "Additional Warrants"). Such warrants shall have an exercise price of $1.30 per membership unit and shall be exercisable for a period of up to five years. As a result of the Transaction, warrants to purchase membership units in ER LLC have become warrants to purchase common shares of the Company. The value of these warrants of $813,165 was computed using the Black-Scholes pricing model and has no net-effect on stockholders' equity.

 3. NOTES PAYABLE

As a result of the Transaction, bridge loans and accrued interest thereon in the amount of $2,378,431 owed by ER LLC to JPAL were eliminated. In addition, upon the Transaction, the Company assumed notes payable in the amount of $2,517,070. Subsequent to the completion of the Transaction, the Company repaid $550,000 of notes payable. Such notes bear interest at the rate of 8 1/2% per annum and are due April 30, 2004, however the notes will be prepaid as follows:

i. During fiscal 2003, $100,000 payments per quarter representing interest and principal;

ii. 50% of the proceeds received as a result of the exercise of warrants described below;

iii. During fiscal 2002, 15% of the net proceeds received from the sale of equity in the Company above $10,000,000, subject to a maximum of $700,000;

iv. During fiscal 2003, 20% of the net proceeds received from the sale of equity in the Company, subject to a maximum of $700,000, provided, that in the event the aggregate principal amount of bridge loans remaining outstanding at the time such equity is raised shall exceed $1,000,000, then the maximum amount due and payable shall be $900,000; and

v. Beginning October 1, 2002, 35% of any Excess Cash greater than $2 million, up to a maximum of $200,000 (in addition to amounts received under clause
      (iv) above) in any quarter, where "Excess Cash" means any cash on the books of the Company at the end of a quarter minus any equity and/or debt raised during such quarter.

$500,000 of the notes payable may be converted by the holders to 263,158 shares of common stock of the Company at a conversion price of $1.90 per share. The conversion right expires on December 20, 2002.

In connection with the notes and the previously outstanding bridge loans, warrants to purchase an aggregate of 960,000 shares of common stock of JPAL at $3.00 per share were cancelled and were replaced with warrants to purchase an aggregate of 840,000 and 15,000 shares of common stock of the Company at the exercise prices of $1.90 and $1.30, respectively. Such warrants expire on June 20, 2005.

The value of the conversion feature and warrants issued of $1,158,380 has been computed using the Black-Scholes pricing model and will be accreted into notes payable as additional interest expense over the remaining life of the notes. During the six months ended June 30, 2002, $23,081 has been recorded as interest expense. At June 30, 2002, $1,135,299 has been netted against notes payable.

4. STOCK OPTIONS

During the six-month period ended June 30, 2002, the Company issued to its directors and employees, options to purchase an aggregate of 447,000 shares of its common stock at a weighted average exercise price of $1.71 per share. Such options expire ten years following the grant date. The issuance of these options resulted in deferred stock-based compensation of $681,390 of which $5,259 was expensed during the six-month period ended June 30, 2002. Deferred compensation expense will be charged to earnings over the vesting period of the options, which is between three and five years. Deferred compensation expense was computed using the intrinsic value method.

During the six-month period ended June 30, 2002, the Company issued to its advisors and consultants, options to purchase an aggregate of 235,000 shares of its common stock at a weighted average exercise price of $0.84 per share. Such options expire ten years following the grant date. The issuance of the options resulted in deferred stock-based compensation of $580,768 of which $113,240 was expensed during the six-month period ended June 30, 2002. Deferred compensation expense will be charged to earnings over the term of the advisors' and/or consultants' agreements. Deferred compensation expense was computed using the Black-Scholes pricing model using a fair market value of $3.05 per share, a term of 10 years, volatility of 80% and a risk-free rate of 5%.

Subsequent to June 30, 2002, the Company granted to employees options to purchase an aggregate of 335,000 shares of its common stock at exercise prices between $0.75 and $0.90 per share.

5. RELATED PARTY TRANSACTIONS

a. Accrued compensation of $243,737 and $257,103 at June 30, 2002 and December 31, 2001, respectively, is payable to certain officers and shareholders of the Company. The amount is due on demand and is non-interest bearing.

b. Advances from affiliated companies are from entities that are affiliated with certain shareholders of the Company. The advances are payable on demand and bear interest at the rate of 10% per annum.

c. Advances from LCG Capital Group, LLC are non-interest bearing and payable on demand.

d. Included in other assets at June 30, 2002 and December 31, 2001 is $22,500, which represents the Company's portion of a letter of credit required to secure computer leases.

e. Included in product development costs are $5,900, $24,900, $26,700 and $41,500 for the three and six months ended June 30, 2002 and 2001, respectively, paid to a company owned by certain shareholders of the Company.

f. Included in general and administrative expenses are costs incurred of approximately $49,800, $128,100, $44,700 and $86,700 for the three and six months ended June 30, 2002 and 2001, respectively, by two entities that are related to certain shareholders. Such costs include consulting fees, employee salaries, occupancy, telephone and computer leases. In the case of employee salaries, costs are allocated to the Company based on the time each employee conducts business specific to the Company. In the case of the other expenses, costs are allocated based on a percentage of resources used by the Company.

g. Included in accounts payable - related parties at June 30, 2002 and December 31, 2001 are approximately $19,000 and $26,000, respectively, payable to a company owned by a person related to certain members of the Company.

h. Included in accounts payable - related parties at June 30, 2002 and December 31, 2001 are approximately $30,000 and $58,000, respectively, payable to a company that is related to certain shareholders of the Company.

6. CONTRACTUAL OBLIGATIONS

a. In May 2002, the Company placed an order for the manufacture of P5 with a third party manufacturer. Under the terms of the order the Company paid a deposit of $100,000 upon placing the order and post letters of credit in the amount of approximately $2.25 million. As of August 9, 2002, the Company has posted letters of credit of approximately $1.6 million. The Company expects to post the remaining letter of credit prior to October 31, 2002.

b. In May 2002, the Company entered into a letter of intent with a game developer. Under the letter of intent the game developer shall disclose to the Company the source code for two specific games so that the games can be integrated with P5. In addition, the game developer will release a software update enabling current users of the games to use P5. The Company will be responsible for integration and payment to the game developer of $100,000. Included in product development expenses for the three and six months ended June 30, 2002 is $16,667 relating to this letter of intent.

7. RECENT ACCOUNTING PRONOUNCEMENTS

On June 29, 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, "Goodwill and Intangible Assets." SFAS No. 142 eliminated the amortization of goodwill and certain other intangibles and requires an impairment test of their carrying value. An initial impairment test of goodwill and certain other intangibles must be completed in the year of adoption with at least an annual impairment test thereafter. On January 1, 2002, the Company adopted SFAS No. 142. The Company completed the initial impairment tests in the first quarter of 2002, which did not result in an impairment of goodwill or other intangibles.

In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations and costs associated with the retirement of tangible long-lived assets. The Company is required to implement SFAS No. 143 on January 1, 2003, and management does not expect its adoption to have a material impact on the Company's results of operations or financial position.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", effective for fiscal years beginning after December 15, 2001. Under SFAS No. 144 assets held for sale will be included in discontinued operations if the operations and cash flows will be or have been eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations of the component. The Company adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not have a material impact on the Company's results of operations or financial position.

In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board No. 30 "Reporting Results of Operations". This statement also requires sales-leaseback accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions, and makes various other technical corrections to existing pronouncements. This statement will be effective for the Company for the year ending December 31, 2003. The adoption of this statement will not have a material effect on our results of operations or financial position.

In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 will supersede Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that costs associated with an exit or disposal plan be recognized when incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

FORWARD-LOOKING STATEMENTS

The following discussion and analysis should be read in conjunction with the financial statements included in this report. It is intended to assist the reader in understanding and evaluating the financial position of the Company. This report contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Words such as "may", "will", "should", "could", "expects", "plans", "intends", "anticipates", "believes", "estimates", "potential", or "continue" or the negative of such terms and other comparable terminology are intended to identify forward-looking statements. The Company's actual results could differ materially from the results discussed in the forward-looking statements. Risk factors that could cause or contribute to such differences include those discussed in Essential Reality, Inc.'s Registration Statement of Form SB-2 filed on July 19, 2002.

Overview

On June 20, 2002, Essential Reality, LLC, a Delaware Limited Liability Company ("ER LLC"), completed a business combination with JPAL, Inc., a Nevada corporation and an SEC registrant ("JPAL") pursuant to an Amended Contribution Agreement between ER LLC and JPAL, whereby all of the members of ER LLC contributed their membership interests in ER LLC to the Company in exchange for an aggregate of 16,874,784 shares of the Company's common stock (the "Transaction"). Concurrent with the Transaction, the shareholders of JPAL canceled 7,564,326 of their shares of JPAL common stock and were left with 1,080,934 shares of common stock representing 6.02% of the Company. Following the Transaction, JPAL changed its name to Essential Reality, Inc. (the "Company") and ER LLC, a wholly owned subsidiary of the Company, was merged into the Company.

The Transaction was accounted for as a reverse acquisition in which ER LLC is the accounting acquirer and JPAL is the legal acquirer. The management of the ER LLC remained as the management of the Company. Since the Transaction was accounted for as a reverse acquisition and not a business combination, no goodwill has been recorded in connection with the Transaction and the costs incurred in connection with the Transaction has been accounted for as a reduction of additional paid-in capital. As a result of the reverse acquisition,
(i) the historical financial statements of the Company for periods prior to the date of the Transaction are no longer the historical financial statements of JPAL, and, therefore, JPAL's historical financial statements are no longer presented; (ii) the historical financial statements of the Company for periods prior to the date of the Transaction are those of ER LLC; (iii) all references to the financial statements of the "Company" apply to the historical financial statements of ER LLC prior to the Transaction and to the financial statements of the Company subsequent to the Transaction; and (iv) any reference to the Company applies solely to ER LLC and Essential Reality, Inc.

Founded in 1999, the Company is a developer of real-time tracking and sensory technologies. We are focusing on combining these technologies into products that enhance the interaction between human beings and computer platforms, with initial emphasis on a product called "P5(TM)." P5(TM) is a device shaped in the form of a glove that controls the movement of the cursor on a computer screen. P5(TM) enables three-dimensional movement of the cursor as well as pitch, yaw and roll. The user moving his hand and/or bending his fingers controls P5(TM).

On June 20, 2002, the Company completed a private placement (the "Offering") whereby it issued 7,274,784 membership units for gross proceeds of $7,577,900. Included in the gross proceeds was $500,000 of bridge loans that were converted to 480,000 membership units of the Company. $250,000 of the bridge loans converted was owed to JPAL and $250,000 was due to a third party lender. In connection with the Offering, the Company issued to its financial advisors warrants to purchase an aggregate of 331,211 membership units (the "Additional Warrants"). Such warrants shall have an exercise price of $1.30 per membership unit and shall be exercisable for a period of up to five years. As a result of the Transaction, warrants to purchase membership units in the Company have become warrants to purchase common shares of the Company.

The Company in the development stage. Successful completion of our development program and, ultimately, the attainment of profitable operations are dependent upon future events, including obtaining adequate financing to fulfill our development activities, and achieving a level of revenue adequate to support our cost structure. Since its commencement, the Company has not generated revenues and has incurred significant recurring losses from operations.

Critical Accounting Policy

Product development costs are expensed until such time as we determine that a product is technologically feasible. Product development costs are capitalized from such date until such time as product development is substantially complete. Capitalized product development costs will be amortized on the straight-line basis over the lesser of the estimated useful life of the product or three years. For the cumulative period from June 1, 1999 (Date of Commencement) to June 30, 2002, Essential Reality expensed all product development costs.

For the three and six months ended June 30, 2002 compared to the three and six months ended June 30, 2001

The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. In our opinion, we have included all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation.

Revenue. For the three and six months ended June 30, 2002, we did not recognize product-related revenues. We do not anticipate recognizing product-related revenue until the second half of 2002, at the earliest.

Interest Income. Interest income was $2,851 and $2,851 for the three and six months ended June 30, 2002, respectively, as compared to $7,140 and $20,018 for the three and six months ended June 30, 2001. During 2002, interest income was earned from cash and cash equivalents. In 2001, interest was earned primarily from the note receivable for Essential Reality, LLC's members' capital.

Operating expenses. For the three and six months ended June 30, 2002, operating expenses totaled $1,214,839 and $2,526,352, respectively, compared to $314,289 and $873,836 for the three and six months ended June 30, 2001, respectively. The increase in operating expenses resulted from the increase in product development, marketing and general and administrative expenses as described below.

Product development expense. For the three and six months ended June 30, 2002 was $400,288 and $881,110, respectively, compared with $246,759 and $380,116 for the three and six months ended June 30, 2001, respectively. The increase in product development reflects increases in salaries and benefits, fees paid to third party developers and materials used in the development and manufacturing our P5(TM) product. Included in product development expenses are $5,900, $24,900, $26,700 and $41,500 for the three and six months ended June 30, 2002 and 2001, respectively, paid to a company owned by certain shareholders of the Company.

Marketing expense. For the three and six months ended June 30, 2002 was $328,935 and $616,523, respectively, compared with $178,806 and $262,067 for the three and six months ended June 30, 2001, respectively. The increases in marketing expense reflect increases in marketing related salaries, public relations, corporate identity programs, trade shows and related travel.

General and administrative expenses for the three and six months ended June 30, 2002 was $482,201 and $1,021,889, respectively, compared to $132,831 and
$230,337 for the three and six months ended June 30, 2001, respectively. The increase is due to an increase in administrative personnel, the increased resources required to support our development and marketing activities and a non-cash charge of $118,499 incurred in the three months ended June 30, 2002 relating to stock options issued to employees, directors, advisors and consultants. Included in general and administrative expenses are costs incurred of approximately $49,800, $128,100, $44,700 and $86,700 for the three and six months ended June 30, 2002 and 2001, respectively, by two entities that are related to certain shareholders. Such costs include consulting fees, employee salaries, occupancy, telephone and computer leases. In the case of employee salaries, costs are allocated to us based on the time each employee conducts business specific to us. In the case of the other expenses, costs are allocated based on a percentage of resources used by us. In our opinion, allocated expenses incurred from related parties approximate fair market value.

Interest expense. Interest expense for the three and six months ended June 30, 2002 was $90,301 and $138,886, respectively, compared with $524 and $1,037 for the three and six months ended June 30, 2001, respectively. In 2002, interest expense related primarily to bridge loans. Included in interest expense for the three months ended June 30, 2002 is a non-cash charge of $23,081 relating to amortization of deferred interest.

Net loss for the three and six months ended June 30, 2002 and June 30, 2001 were $1,302,289, $2,662,387, $552,932 and $854,856, respectively.

Liquidity and Capital Resources

For the six months ended June 30, 2002 we used cash in operations of $2,817,231. The principal difference between net loss and cash flow used in operations was cash to secure letters of credit in the amount of $575,000.

During the six months ended June 30, 2002, the Company completed a private placement which generated cash proceeds of $6,227,364 net of costs associated with the Transaction and Offering of $850,536, of which $217,755 was prepaid as of December 31, 2001.

During the six months ended June 30, 2002, we received proceeds from bridge loans of $1,825,000. Bridge loans prior to closing of the Transaction and Offering amounted to $3,325,000. Upon closing of the Offering, $500,000 of the bridge loans was converted to 480,000 membership units of ER LLC and we repaid an additional $550,000 of the bridge loans. Upon closing of the Transaction the remaining bridge loans and accrued interest in the amount of $2,378,431 were eliminated and we assumed $2,517,070 of notes payable to third party lenders. Following the Transaction, we repaid $550,000 of the notes payable.

At June 30, 2002 we had total assets of $4,930,234 of which $4,135,446 was in cash and cash equivalents and $575,000 was in restricted cash. Restricted cash is used to secure letters of credit, which are required to place orders for the manufacture of our products. At June 30, 2002 we had total liabilities of $1,999,259 of which $772,389 were accounts payable and $831,771 (net of deferred interest of $1,135,299) were notes payable. Notes payable bear interest at the rate of 8 1/2% per annum and are due April 30, 2004, except that $200,000 of the notes payable is due within one year.

The Company anticipates that, based on its proposed plans and assumptions relating to the implementation of its business plan and cash on hand as of June 30, 2002 together with projected revenue and anticipated accounts receivable factoring and trade financing, it will have a cash shortfall of approximately $1.4 million as of December 2002. Should the Company not raise additional capital, generate the projected revenue or obtain anticipated accounts receivable factoring and trade financing, the Company expects to adjust its business plan and cash burn rate such that cash on hand as of June 30, 2002 will be sufficient to satisfy operations through December 2002. Thereafter, the Company will require additional funding in order to reach the point of self-sufficiency. The Company hopes to raise the additional cash from the exercise of certain warrants and/or through additional offerings of its securities. The Company is unable project cash requirements through June 30, 2003 until it more fully determines the level of projected revenue from the sale of its primary product, P5(TM). Such determination is expected to occur in the second half of 2002.

Recent Accounting Pronouncements

On June 29, 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, "Goodwill and Intangible Assets." SFAS No. 142 eliminated the amortization of goodwill and certain other intangibles and requires an impairment test of their carrying value. An initial impairment test of goodwill and certain other intangibles must be completed in the year of adoption with at least an annual impairment test thereafter. On January 1, 2002, the Company adopted SFAS No. 142. The Company completed the initial impairment tests in the first quarter of 2002, which did not result in an impairment of goodwill or other intangibles.

In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations and costs associated with the retirement of tangible long-lived assets. The Company is required to implement SFAS No. 143 on January 1, 2003, and management does not expect its adoption to have a material impact on the Company's results of operations or financial position.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", effective for fiscal years beginning after December 15, 2001. Under SFAS No. 144 assets held for sale will be included in discontinued operations if the operations and cash flows will be or have been eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations of the component. The Company adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not have a material impact on the Company's results of operations or financial position.

In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board No. 30 "Reporting Results of Operations". This statement also requires sales-leaseback accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions, and makes various other technical corrections to existing pronouncements. This statement will be effective for the Company for the year ending December 31, 2003. The adoption of this statement will not have a material effect on our results of operations or financial position.

In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 will supersede Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that costs associated with an exit or disposal plan be recognized when incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

PART II -- OTHER INFORMATION

Item 2. Changes in Securities.

On June 20, 2002, the Company issued an aggregate of 16,874,784 shares of its common stock (the "Common Stock") to the members of ER LLC, in exchange for such members interest in ER LLC, pursuant to the terms of an Amended Contribution Agreement (the "Contribution Agreement"), dated as of April 24, 2002, between the Company, ER LLC, Martin Abrams, John Gentile, Anthony Gentile and LCG Capital Group, LLC, as amended. Following the Transaction, ER LLC, then a wholly owned subsidiary of the Company, was merged with and into the Company. The Company financed the Transaction with shares of its common stock having a market value of approximately $29,000,000.

In connection with the issuance of the shares of Common Stock referenced above, the Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

Item 4. Submission of Matters to Vote of Security Holders

      (a)   A special meeting of the shareholders was held on June 5, 2002.

      (b)   Not applicable.

      (c) The only matter voted on at the meeting was to consider and vote upon a proposal to approve the Contribution Agreement. The number of votes cast were as follows:

                  For:                 5,100,260
                  Against:                     0
                  Withheld:                    0
                  Abstentions:                 0
                  Broker non-votes:            0

Item 6. Exhibits and Reports on Form 8-K

(a)   EXHIBITS

      2.1 Amended Contribution Agreement, dated as of April 24, 2002, by and among Essential Reality, LLC, the Company (f/k/a JPAL, Inc.), Martin Abrams, John Gentile, Anthony Gentile and LCG Capital Group, LLC. (Incorporated by reference from Exhibit A to the Company's Schedule 14A filed May 21, 2002)

      2.2 Amendment to Amended Contribution Agreement, dated as of April 24, 2002, by and among Essential Reality, LLC, the Company (f/k/a JPAL, Inc.), Martin Abrams, John Gentile, Anthony Gentile and LCG Capital Group, LLC, dated as of June 14, 2002. (Incorporated herein by reference from Exhibit 2.2 to the Company's Current Report on Form 8-K filed July 3, 2002)

      99.1 Certification of Chief Executive Officer. The Company does not currently have a Chief Financial Officer.

(b)   REPORTS ON FORM 8-K

      As reported in a Form 8-K dated June 20, 2002 (filed July 3, 2002) under
      Item 2 (Acquisition or Disposition of Assets), the Company entered into an Amended Contribution Agreement (the "Contribution Agreement"), dated as of April 24, 2002, with Essential Reality, LLC ("ER LLC"), Martin Abrams, John Gentile, Anthony Gentile and LCG Capital Group, LLC, as amended, whereby all the members of ER LLC contributed their membership interest in ER LLC to the Company in exchange for an aggregate of 16,874,784 shares of the Company's common stock (the "Exchange"). Following the Exchange, ER LLC, then a wholly owned subsidiary of the Company, was merged with and into the Company. The Exchange was consummated on June 20, 2002. The Company financed the transaction with shares of its common stock having a market value of approximately $29,000,000.

      Also reported in the same Form 8-K under Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits), the Company announced that it would file the required financial statements as required by Item 7(a) and 7(b) no later than September 3, 2002.

                                        SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Essential Reality, Inc.,
                                          a Nevada corporation
                                          (Registrant)

Date: August 19, 2002
                                          By:  /s/ Steven Francesco
                                          ------------------------------------
                                          Its: Chief Executive Officer