Form 10QSB
period 2002-09-30
ESSENTIAL REALITY INC
filed 2002-11-21
CIK 1115463

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934 FOR THE TRANSITION PERIOD FROM              TO

                        Commission File Number: 000-32319

                             ESSENTIAL REALITY, INC.
        (Exact name of small business issuer as specified in its charter)

             Nevada                                     33-0851302
(State or Other Jurisdiction of          (I.R.S. Employer Identification Number)
Incorporation or Organization)

                          49 West 27th Street, Suite 7E
                            New York, New York 10001
                    (Address of Principal Executive Offices)

                                 (212) 244-3200
                           (Issuer's Telephone Number)

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  |X| Yes |_| No

    APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                  |_| Yes |_| No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:


As of November 10, 2002 there were 18,173,110 shares of the issuer's Common Stock, par value $.001 per share, issued and outstanding.


          Transitional Small Business Disclosure Format |_| Yes |X| No

                         PART I - FINANCIAL INFORMATION

                                                                        Pages

Item 1 - Financial Statements

    Condensed Balance Sheets as of September 30, 2002 (Unaudited)       3
    and December 31, 2001

    Condensed Statements of Operations for the three and nine
    months ended September 30, 2002 and 2001 (Unaudited)                4

    Condensed Statements of Cash Flows for the nine months ended
    September 30, 2002 and 2001 (Unaudited)                             5

    Notes to Condensed Financial Statements (Unaudited)                 6 - 10


Item 2 - Management's Discussion and Analysis                          10 - 14

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                             14

Item 2 - Changes in Securities                                         14

Item 3 - Defaults Upon Senior Securities                               14

Item 4 - Submission of Matters to a Vote of Security Holders           15

Item 5 - Other Information                                             15

Item 6 - Exhibits and Reports on Form 8-K                              15

ESSENTIAL REALITY, INC. (FORMERLY JPAL, INC.)
(A Development Stage Entity)
CONDENSED BALANCE SHEETS
SEPTEMBER 30, 2002 (UNAUDITED) AND DECEMBER 31, 2001
--------------------------------------------------------------------------------

                                                                             September 30, 2002     December 31, 2001
                                                                                 (Unaudited)
ASSETS

Current Assets:
  Cash and cash equivalents                                                     $    671,992           $    13,863
  Restricted cash                                                                  2,000,000                    --
  Inventory                                                                           50,870                    --
  Deferred financing costs                                                                --               217,755
  Prepaid expenses and deposits                                                      304,754                34,337
                                                                                ------------           -----------
          Total current assets                                                     3,027,616               265,955

Domain names - net                                                                     2,250                 9,000
Fixed assets - net                                                                    79,643                10,099
Other assets                                                                          58,050                80,550
                                                                                ------------           -----------

TOTAL ASSETS                                                                    $  3,167,559           $   365,604
                                                                                ============           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
  Accounts payable                                                              $    809,023           $   676,133
  Accounts payable - related parties                                                  49,231                84,000
  Accrued interest expense - notes payable                                            40,786                18,361
  Accrued compensation                                                               235,992               257,103
  Bridge loans                                                                            --             1,500,000
  Notes payable - current portion                                                    436,744                    --
  Advances from LCG Capital Group, LLC                                                70,912                76,617
  Advances from affiliated companies                                                   1,712                25,632
                                                                                ------------           -----------
          Total current liabilities                                                1,644,400             2,637,846
                                                                                ------------           -----------


NOTES PAYABLE -- LONG TERM PORTION (net of deferred
     interest of $979,407)                                                           437,663                    --
                                                                                ------------           -----------

          Total liabilities                                                        2,082,063             2,637,846
                                                                                ------------           -----------


STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock (par value $.001 per share; 50,000,000 shares authorized;
     18,173,110 and 9,600,000 issued and outstanding
     at September 30, 2002 and December 31, 2001, respectively)                       18,173                 9,600
Additional paid-in-capital                                                        13,277,035             2,490,400
Deferred compensation expense                                                     (1,889,752)                   --
Deficit accumulated during development stage                                     (10,319,960)           (4,772,242)
                                                                                ------------           -----------

          Total stockholders' equity (deficit)                                     1,085,496            (2,272,242)
                                                                                ------------           -----------

TOTAL LIABILITIES AND STOCKHOLDERS'  EQUITY (DEFICIT)                           $  3,167,559           $   365,604
                                                                                ============           ===========

See notes to condensed financial statements

ESSENTIAL REALITY, INC. (FORMERLY JPAL, INC.)
(A Development Stage Entity)
CONDENSED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 (UNAUDITED) AND CUMULATIVE PERIOD FROM JUNE 1, 1999 (DATE OF COMMENCEMENT) TO
SEPTEMBER 30, 2002 (UNAUDITED)

                                                                                                                      Cumulative
                                                                                                                     Period from
                                                                                                                     June 1, 1999
                                                                                                                       (Date of
                                                  Three Months Ended September 30, Nine Months Ended September 30,   Commencement)
                                                  -------------------------------  -------------------------------   to September
                                                        2002             2001           2002            2001            30, 2002
                                                     (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)      (Unaudited)
                                                    ------------     -----------    ------------     -----------     -------------
(Unaudited) (Unaudited) (Unaudited)

OPERATING EXPENSES:
  Product development (including non-cash
     stock compensation of $286,071
     for the three and nine months ended
     September 30, 2002)                            $    962,819     $   515,891    $  1,843,929     $   896,007      $  4,324,473
  Marketing                                              411,802         216,989       1,028,325         479,056         2,094,850
  General and administrative (including non-cash
     stock compensation of $156,586 and $275,085
     for the three and nine months ended
     September 30, 2002, respectively)                   838,342         240,664       1,860,231         471,001         3,176,232
  Depreciation and amortization                            3,866           7,570          10,696           8,887            22,546
                                                    ------------     -----------    ------------     -----------      ------------


          Total operating expenses                     2,216,829         981,114       4,743,181       1,854,951         9,618,101
                                                    ------------     -----------    ------------     -----------      ------------

LOSS FROM OPERATIONS                                  (2,216,829)       (981,114)     (4,743,181)     (1,854,951)       (9,618,101)


Interest income                                            9,002             447          11,853          20,465           136,970
Interest expense                                        (677,504)         (2,235)       (816,390)         (3,272)         (838,829)
                                                    ------------     -----------    ------------     -----------      ------------


NET LOSS                                            $ (2,885,331)    $  (982,902)   $ (5,547,718)    $(1,837,758)     $(10,319,960)
                                                    ============     ===========    ============     ===========      ============



BASIC AND FULLY DILUTED
   LOSS PER SHARE                                    $     (0.16)     $     (0.10)   $      (0.31)    $     (0.19)
                                                     ===========      ============   ============     ===========


WEIGHTED  AVERAGE
  COMMON SHARES OUTSTANDING                           18,109,309         9,600,000     18,007,478       9,600,000
                                                     ===========      ============   ============     ===========

See noted to condensed financial statements

ESSENTIAL REALITY, INC. (FORMERLY JPAL, INC.)
(A Development Stage Entity)
CONDENSED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 (UNAUDITED)
-------------------------------------------------------------------------------
AND CUMULATIVE PERIOD FROM JUNE 1, 1999 (DATE OF COMMENCEMENT) TO
SEPTEMBER 30, 2002 (UNAUDITED)

                                                                                    Cumulative
                                                                                   Period from
                                                                                June 1, 1999 (Date
                                                                                 of Commencement)
                                                                               to September 30, 2002      2002             2001
                                                                                    (Unaudited)        (Unaudited)      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                         $(10,319,960)      $(5,547,718)      $(1,837,758)
  Adjustments to reconcile net loss to net cash used
     in operating activities:
    Depreciation and amortization                                                        22,546            10,696             8,887
    Amortization of deferred interest                                                   284,557           178,973                --
   Stock-based compensation expense                                                     561,156           561,156                --
   Imputed interest on conversion of debt instruments                                   482,608           482,608                --
  Changes in assets and liabilities:
   Restricted cash                                                                   (2,000,000)       (2,000,000)               --
   Deferred financing costs                                                                  --           217,755                --
   Prepaid expenses, deposits and other assets                                         (304,754)         (270,417)          (61,386)
   Inventory                                                                            (50,870)          (50,870)               --
   Interest receivable                                                                       --                --             2,485
   Other assets                                                                         (58,050)           22,500                --
   Accounts payable                                                                     809,023           132,890           265,882
   Accounts payable - related parties                                                    49,231           (34,770)               --
   Accrued interest                                                                      40,786           128,010                --
   Accrued compensation                                                                 235,992           (21,111)           25,936
                                                                                   ------------       -----------       -----------

          Net cash used in operating activities                                     (10,247,735)       (6,190,298)       (1,595,954)
                                                                                   ------------       -----------       -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for purchase of domain names                                                 (18,000)               --                --
  Payments for purchase of fixed assets                                                 (86,439)          (73,490)          (30,948)
                                                                                   ------------       -----------       -----------

          Net cash used in investing activities                                        (104,439)          (73,490)          (30,948)
                                                                                   ------------       -----------       -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from note payable                                                            136,744           136,744                --
  Net proceeds from issuance of members' capital                                      6,589,798         6,089,798                --
  Proceeds from bridge loans                                                          3,325,000         1,825,000                --
  (Repayment)/Issuance of bridge loans                                                 (550,000)         (550,000)          400,000
  Repayment of notes payable                                                           (550,000)         (550,000)               --
  Proceeds from repayment of note receivable for members' capital                     2,000,000                --           914,169
  (Repayments)/Incurrence of advances from LCG Capital Group, LLC                        70,912            (5,705)           76,617
  Proceeds from (repayments of) advances from affiliated companies - net                  1,712           (23,920)            6,162
                                                                                   ------------       -----------       -----------

          Net cash provided by financing activities                                  11,024,166         6,921,917         1,396,948
                                                                                   ------------       -----------       -----------


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        671,992           658,129          (229,954)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                               --            13,863           231,905
                                                                                   ------------       -----------       -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $    671,992       $   671,992             1,951
                                                                                   ============       ===========       ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:

  Bridge loans converted to membership units                                       $    500,000       $   500,000       $        --
  Elimination of bridge loans and accrued interest on merger                       $  2,378,431       $ 2,378,431       $        --
  Assumption of notes payable on merger                                            $  2,517,070       $ 2,517,070       $        --
  Deferred compensation expense                                                    $  1,704,815       $ 1,704,815       $        --
  Imputed interest on note payable                                                 $  1,158,380       $ 1,158,380       $        --
  Imputed interest on conversion of debt instruments                               $    482,608       $   482,608
  Note received for members' capital                                               $  2,000,000       $        --
  Accrued interest expense - bridge loans                                          $     18,361       $        --

OTHER SUPPLEMENTAL DISCLOSURE
  Cash paid for interest expense                                                   $     22,500       $    22,500       $        --
  Cash paid for taxes                                                              $        650       $       325       $        --

See notes to condensed financial statements

ESSENTIAL REALITY, INC. (FORMERLY JPAL, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002 (UNAUDITED)

1. BASIS OF PRESENTATION, ORGANIZATION AND OTHER MATTERS

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included in the accompanying unaudited condensed financial statements. Certain amounts in the December 31, 2001 financial statements have been reclassified to conform to the current period presentation.

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

The Company is in the development stage. Successful completion of the Company's development program and ultimately the attainment of profitable operations are dependent upon future events, including obtaining adequate financing to fulfill its development activities, and achieving a level of revenue adequate to support the Company's cost structure. The Company did not begin generating revenue until after the close of the nine-month period ended September 30, 2002 (see Subsequent Event footnote), and has incurred cumulative net losses since inception of $10,319,960. As a result, substantial doubt exists regarding the Company's ability to continue as a going concern. The Company anticipates that, based on its proposed plans and assumptions relating to the implementation of its business plan, cash on hand as of September 30, 2002 together with projected revenue and anticipated accounts receivable factoring and trade financing, it will have a cash shortfall of approximately $100,000 as of December 2002. Should the Company not raise additional capital, generate the projected revenue or obtain anticipated accounts receivable factoring and trade financing, the Company expects to adjust its business plan and cash burn rate such that cash on hand as of September 30, 2002 will be sufficient to satisfy operations through December 2002. Thereafter, the Company will require additional funding in order to reach the point of self-sufficiency. The Company hopes to raise the additional cash from the exercise of certain warrants and/or through additional offerings of its securities. The Company is unable to project cash requirements through September 30, 2003 until it more fully determines the level of projected revenue from the sale of its primary product, P5(TM). Such determination is expected to occur by the end of the first quarter 2003.

Accounting Policies

The financial statements have been prepared in conformity with the Statement of Financial Accounting Standards ("SFAS") No. 7, Accounting and Reporting by Development Stage Enterprises. As a development stage entity with no commercial operating history, the Company is subject to all of the risks and uncertainties inherent in the establishment of a new business enterprise. To address these risks and uncertainties, the Company must, among other things, respond to competitive developments; attract, retain, and motivate qualified personnel; and support the expense of marketing new products based upon innovative technology. The Company commenced the recognition of product related revenue subsequent to the balance sheet date. However, the Company expects to incur substantial losses and negative cash flow from operating activities for the near future.

Cash and Cash Equivalents - Cash equivalents include time deposits with maturities of three months or less on the date or purchase.

Domain Name and Fixed Assets - Domain names are recorded at cost, net of accumulated amortization. Fixed assets are recorded at cost, net of related accumulated depreciation. Upon sale or retirement, the cost and related accumulated depreciation and amortization are removed from the respective accounts, and any gain or loss is included in the statement of operations. Maintenance and repair costs are expensed as incurred. Depreciation of fixed assets is computed using the straight-line method based on the estimated useful lives of assets, which is three to five years, beginning when assets are placed in service. Amortization of domain names is computed using the straight-line method over a period of two years, taking a full year's depreciation in the year of acquisition.

Product Development - Product development costs include expenses incurred by the Company to research and develop the P5 product. Product development costs are expensed until such time as the Company determines that a product is technologically feasible. Product development costs are capitalized from such date until such time as product development is substantially complete. Product development costs capitalized will be amortized on the straight-line basis over the lesser of the estimated useful life of the product or three years. All of the costs to date have been expensed.

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

Revenue Recognition - Revenue from sales of the P5 will be recognized when the product has been shipped, the sales price is fixed and determinable, collection of the resulting receivable is probable and there are no significant rights of return. Given that the Company does not have a history of sales of its P5 product, revenue recognition will be deferred until the right of return period expires.

The Company may bundle product offerings from third party vendors along with the P5 product. The Company maintains the relationship with the customer and, as such, is the primary obligor. The Company has assumed the responsibility for customer acceptance of all features of the product, as well as returns. As such, the Company will record the gross amount of the purchase price of the P5 as revenue and will reflect the related royalty to be paid to the third party vendor as a component of cost of sales.

Inventory - Inventory is valued at the lower of cost or market value, with cost being determined on the first-in-first-out basis.

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

In connection with the Offering, the Company issued to its financial advisors warrants to purchase an aggregate of 331,211 shares of Common Stock (the "Additional Warrants"). Such warrants shall have an exercise price of $1.30 per membership unit and shall be exercisable for a period of up to five years. As a result of the Transaction, warrants to purchase membership units in ER LLC have become warrants to purchase common shares of the Company. The value of these warrants of $813,165 was computed using the Black-Schoales pricing model and has no net-effect on stockholders' equity.

3. NOTES PAYABLE

As a result of the Transaction, bridge loans and accrued interest thereon in the amount of $2,378,431 owed by ER LLC to JPAL were eliminated. In addition, upon the Transaction, the Company assumed notes payable in the amount of $2,517,070 (the "JPAL" notes). Subsequent to the completion of the Transaction, the Company repaid $550,000 of JPAL notes. As further discussed in the final paragraph of this footnote, during the third quarter of 2002, $250,000 of these notes were converted into common stock. The remaining balance of $1,717,070 bears interest at the rate of 8 1/2% per annum and $40,786 of interst has been accrued as of September 30, 2002. These notes are due April 30, 2004, and contain the following prepayment provisions:

i. During fiscal 2003, quarterly principal payments of $100,000, plus accrued interest.

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

The value of the beneficial conversion feature and warrants issued of $1,158,380 was computed using the Black-Scholes pricing model and is being accreted into notes payable as additional interest expense over the remaining life of the notes. During the three month and nine month periods ended September 30, 2002, $155,892 and $178,973, respectively, has been recorded as interest expense. At September 30, 2002, $979,407 remains netted against the long-term portion of notes payable.

On July 17, 2002, the Company offered to the holders of the Non-Convertible portion of the JPAL Notes, the opportunity to convert the outstanding principal balance into shares of the Company's common stock at a conversion price of $1.15 per share when the Company's common stock was trading at $3.00 per share. The offer remained open for 10 days and was limited to an aggregate of $300,000 of the Notes. The value of this offer, $482,608, was based on the difference between the closing price of the stock on the offer date and the conversion price, and was included in Additional Paid in Capital and charged to interest expense in July, 2002 as the offer expired prior to the end of that month. When the offer expired, a total of $250,000 of the outstanding notes had been tendered for conversion into 217,391 common shares. The holders of these shares were granted the following registration rights (1) the Company became obligated to file a registration statement covering 60% of the stock and (2) piggyback registration rights were granted for the remaining 40% of the shares granted.

4. STOCK OPTIONS

During the nine-month period ended September 30, 2002, the Company issued to its directors and employees, options to purchase an aggregate of 1,297,000 shares of its common stock at a weighted average exercise price of $1.11 per share. Such options expire ten years following the grant date. This included 200,000 contingent options, as further explained in the following paragraph. The issuance of the non-contingent options resulted in deferred stock-based compensation of $1,870,140, of which $399,121 was expensed during the nine-month period ended September 30, 2002. Deferred compensation expense will be charged to earnings over the vesting period of the options, which is between three and four years. Deferred compensation expense was computed using the intrinsic value method.

On September 5, 2002 the Company issued options to an employee (the `Contingent' options) to purchase 200,000 shares of its common stock at an exercise price of $1.00 per share. The options vest when either of the following conditions occur:
(i) the market capitalization of the Company, based on the public float, equals or exceeds $150 million for a period of sixty consecutive business days and the average daily volume of the Company's common stock traded during these sixty days is no less than 125,000 or (ii) the Company sells all or substantially all of its assets for a minimum of $125 million. Since these options do not vest unless a future event occurs, the options are considered variable and will only be recorded by the Company if the contingencies are satisfied.

During the nine-month period ended September 30, 2002, the Company issued to its advisors and consultants, options to purchase an aggregate of 235,000 shares of its common stock at a weighted average exercise price of $0.84 per share. Such options expire ten years following the grant date. The issuance of the options resulted in deferred stock-based compensation of $580,768 of which $162,035 was expensed during the nine-month period ended September 30, 2002. Deferred compensation expense will be charged to earnings over the term of the advisors' and/or consultants' agreements. Deferred compensation expense was computed using the Black-Scholes pricing model using a fair market value of $3.05 per share, a term of 10 years, volatility of 80% and a risk-free rate of 5%.

5. RELATED PARTY TRANSACTIONS

The Company had the following related party transactions as of September 30, 2002 and December 31, 2001 and for the three and nine months ended September 30, 2002 and 2001:

      a. Accrued compensation of $235,992 and $257,103 at September 30, 2002 and December 31, 2001, respectively, is payable to certain officers and shareholders of the Company. The amount is due on demand and is non-interest bearing.

      b. Advances from affiliated companies are from entities that are affiliated with certain shareholders of the Company. The advances are payable on demand and bear interest at the rate of 10% per annum. Most of these advances were satisfied in September of 2002, by offsetting ER LLC's interest in "other assets" of $22,500 to these entities.

      c. Advances from LCG Capital Group, LLC are non-interest bearing and payable on demand.

      d. Included in other assets at December 31, 2001 is $22,500, which represents the Company's portion of a letter of credit required to secure computer leases.

      e. Included in product development costs are $-0-, and $26,670 for the three and nine months ended September 30, 2002; and $15,000 and $56,500 for the three and nine months ended September 30, 2001, paid to a company owned by certain shareholders of the Company which have consulted with the Company in the areas of product strategy, design and development.

      f. Included in general and administrative expenses are costs incurred of approximately $58,224, $186,329, $57,672 and $58,224, for the
            three and nine months ended September 30, 2002 and 2001, respectively, by two entities that are related to certain members of LCG. Such costs include consulting fees related to business development, employee salaries, occupancy, telephone and computer leases. In the case of employee salaries, costs are allocated to the Company based on the time each employee conducts business specific to the Company. In the case of the other expenses, costs are allocated based on a percentage of resources used by the Company.

      g. Included in accounts payable - related parties at September 30, 2002 and December 31, 2001 are approximately $19,000 and $26,000, respectively, payable to a company owned by a person related to certain members of the Company who assisted the Company in establishing and executing its marketing programs.

      h. Included in accounts payable - related parties at September 30, 2002 and December 31, 2001 are approximately $30,000 and $58,000, respectively, payable to a company that is related to certain members of LCG who assisted the Company in executing its business development program.

6. CONTRACTUAL OBLIGATIONS

      a. In May 2002, the Company placed an order for the manufacture of P5 with a third party manufacturer. Under the terms of the order the Company paid a deposit of $100,000 upon placing the order and posted letters of credit in the amount of $2 million. At balance sheet date there was $2 million in restricted cash, upon which the letters of credit could be drawn. Beginning in October, the Company began accepting receipt of these goods from the manufacturer, and as of November 7, 2002, $623,713 has been drawn against the letters of credit, as payment.

      b. In May 2002, the Company entered into a letter of intent with a game developer. Under the letter of intent the game developer shall disclose to the Company the source code for two specific games so that the games can be integrated with P5. In addition, the game developer will release software updates enabling current users of the games to use P5. The Company will be responsible for integration and payment to the game developer of $100,000. Included in product development expenses for the three and nine months ended September 30, 2002 is $16,667, and $33,333, respectively, relating to this letter of intent.

      c. In September of 2002, the Company committed to pay royalties to a game publisher at the rate of $5 per unit. A minimum commitment of $187,500 is required. At the balance sheet date, no payments have been made.

7. RECENT ACCOUNTING PRONOUNCEMENTS

On June 29, 2001, the FASB issued SFAS No. 142, "Goodwill and Intangible Assets." SFAS No. 142 eliminated the amortization of goodwill and certain other intangibles and requires an impairment test of their carrying value. An initial impairment test of goodwill and certain other intangibles must be completed in the year of adoption with at least an annual impairment test thereafter. On January 1, 2002, the Company adopted SFAS No. 142. The Company completed the initial impairment tests in the first quarter of 2002, which did not result in an impairment of goodwill or other intangibles.

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

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 will supersede Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that costs associated with an exit or disposal plan be recognized when incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

8. Subsequent Events

In October of 2002, the Company launched the sale of P5 units, and began collecting revenue in November of 2002. Revenue will not be recognized until certain contingent events have been resolved.

On November 20, 2002, the Company completed a $500,000 bridge financing (the "Financing"), consisting of a six month 8% Secured Convertible Debenture (the "Debenture"), due on May 20, 2003. The Debenture is convertible into units at a price of $1.25 per unit, each such unit consisting of one share of Common Stock and a warrant to purchase 0.3 shares of Common Stock at a price of $0.375 per warrant, or $1.25 for a whole warrant. The Black-Schoales value of the warrants and the beneficial conversion feature will be amortized to interest expense over the life of the debt. The Financing is intended to assist the Company with its cash flow as it seeks to raise additional financing through the sale of equity securities and/or factoring its accounts receivable.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

FORWARD-LOOKING STATEMENTS

The following discussion and analysis should be read in conjunction with the financial statements included in this report. It is intended to assist the reader in understanding and evaluating the financial position of the Company. This report contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Words such as "may", "will", "should", "could", "expects", "plans", "intends", "anticipates", "believes", "estimates", "potential", or "continue" or the negative of such terms and other comparable terminology are intended to identify forward-looking statements. The Company's actual results could differ materially from the results discussed in the forward-looking statements. Risk factors that could cause or contribute to such differences include those discussed in Essential Reality, Inc.'s Registration Statement of Form SB-2.

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

The Company is in the development stage. Successful completion of its development program and, ultimately, the attainment of profitable operations are dependent upon future events, including obtaining adequate financing to fulfill our development activities, and achieving a level of revenue adequate to support its cost structure. The Company began its product launch in October of 2002, and has not yet generated significant revenue, but incurred significant recurring losses from operations.

Critical Accounting Policies

Product Development - Product development costs include expenses incurred by the Company to research and develop the P5 product. Product development costs are expensed until such time as the Company determines that a product is technologically feasible. Product development costs are capitalized from such date until such time as product development is substantially complete. Product development costs capitalized will be amortized on the straight-line basis over the lesser of the estimated useful life of the product or three years. All of the costs to date have been expensed.

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

Revenue Recognition - Revenue from sales of the P5 will be recognized when the product has been shipped, the sales price is fixed and determinable, collection of the resulting receivable is probable and there are no significant rights of return. Given that the Company does not have a history of sales of its P5 product, revenue recognition will be deferred until the right of return period expires.

The Company may bundle product offerings from third party vendors along with the P5 product. The Company maintains the relationship with the customer and, as such, is the primary obligor. The Company has assumed the responsibility for customer acceptance of all features of the product, as well as returns. As such, the Company will record the gross amount of the purchase price of the P5 as revenue and will reflect the related royalty to be paid to the third party vendor as a component of cost of sales.

Inventory - Inventory is valued at the lower or cost or market value, with cost being determined on the first-in-first-out basis.

For the three and nine months ended September 30, 2002 compared to the three and nine months ended September 30, 2001

The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. In our opinion, we have included all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation.

Revenue. For the three and nine months ended September 30, 2002, the Company did not recognize product-related revenues. It began product shipments in October of 2002. Revenue will be deferred in accordance with the above stated accounting policy for revenue recognition until certain contingent events have been resolved.

Operating expenses. For the three and nine months ended September 30, 2002, operating expenses totaled $2,216,829 and $4,743,181, respectively, compared to $981,114 and $1,854,951 for the three and nine months ended September 30, 2001, respectively. The increase in operating expenses resulted from the increase in product development, marketing and general and administrative expenses as described below.

Product development expense. For the three and nine months ended September 30, 2002 product development expense was $962,819 and $1,843,929, respectively, compared with $515,891 and $896,007 for the three and nine months ended September 30, 2001, respectively. The increase in product development for the nine month period ended September 30, 2002 versus September 30, 2001 reflects increases in salaries and benefits ($75,000), fees paid to third party developers ($602,000), non-cash compensation expense relating to employee stock options given to an employee ($399,000), partially offset by reductions in other expense items. The increase in product development for the comparative three-month period is principally attributable to non-cash stock compensation ($286,000) and fees paid to third party developers ($150,000). Included in product development expenses are $-0-, $15,000, $26,670, $56,500 for the three and nine months ended September 30, 2002 and 2001, respectively, paid to a company owned by certain shareholders of the Company, which have experience in the area of product strategy, design and development.

Marketing expense. For the three and nine months ended September 30, 2002 was $411,802 and $1,028,325, respectively, compared with $216,989 and $479,056 for the three and nine months ended September 30, 2001, respectively. The increases in marketing expense for the comparative nine-month periods reflect increases in marketing related salaries of $156,000, advertising and consulting of $285,000, and travel and entertainment of $121,000. The increase in marketing expenses for the comparative three-month period reflects increases in marketing related salaries of $40,000 and advertising and consulting expenses of $108,000.


General and administrative expenses for the three and nine months ended September 30, 2002 was $838,342 and $1,860,231, respectively, compared to $240,664 and $471,001 for the three and nine months ended September 30, 2001, respectively. The increase in the comparative nine- month periods is due to an increase in salaries and benefits of $500,000, and the increase in consulting costs of $192,000 required to support our development and marketing activities. The balance of the increase was due to higher general corporate expenses needed to support an increased level of business activity. The increase for the comparative three-month period is principally attributable to non-cash stock compensation of $156,000 and increased salary and benefits of $196,000. The balance of the increase was due to higher general corporate expenses needed to support an increased level of business activity. Additionally, a non-cash charge of $156,586 and $275,085 was incurred in the three and nine months ended September 30, 2002 relating to stock options issued to employees, directors, advisors and consultants. Included in general and administrative expenses are costs incurred of approximately $58,224 and $186,329 for the three and nine months ended September 30, 2002, and of $57,672 and $144,349 for the three and nine months ended September 30, 2001, by two entities that are related to certain shareholders. Such costs include consulting fees, employee salaries, occupancy, telephone and computer leases. In the case of employee salaries, costs are allocated to us based on the time each employee conducts business specific to us. In the case of the other expenses, costs are allocated based on a percentage of resources used by us. In our opinion, allocated expenses incurred from related parties approximate fair market value.

Interest expense. Interest expense for the three and nine months ended September 30, 2002 was $677,504 and $816,390, compared with $2,235 and $3,272 for the three and nine months ended September 30, 2001. In 2002, interest expense related primarily to bridge loans. Included in interest expense for the three and nine months ended September 30, 2002 is a non-cash charge of $638,500 and $661,581, respectively, relating to amortization of deferred interest, which amounts include $482,608 resulting from the beneficial conversion feature offered on July 17, 2002 and more fully described in the final paragraph of Note 3 to the condensed financial statements.

Interest Income. Interest income was $9,002 and $11,853 for the three and nine months ended September 30, 2002, respectively, as compared to $447 and $20,465 for the three and nine months ended September 30, 2001. During 2002, interest income was earned from cash and cash equivalents. In 2001, interest was earned primarily from the note receivable for Essential Reality, LLC's members' capital

Net loss for the three and nine months ended September 30, 2002 and September 30, 2001 were $2,885,331, $5,547,718, $982,902, and $1,837,758, respectively.

Liquidity and Capital Resources

For the nine months ended September 30, 2002 cash used in operations was $6,190,298. The principal difference between net loss and cash flow used in operations was cash to secure letters of credit in the amount of $2,000,000.

During the nine months ended September 30, 2002, the Company completed a private placement which generated cash proceeds of $6,089,798 net of costs associated with the Transaction and Offering of $850,536, of which $217,755 was prepaid as of December 31, 2001.

During the nine months ended September 30, 2002, the Company received proceeds from bridge loans of $1,825,000. Bridge loans prior to closing of the Transaction and Offering amounted to $3,325,000. Upon closing of the Offering, $500,000 of the bridge loans was converted to 480,000 membership units of ER LLC and we repaid an additional $550,000 of the bridge loans. Upon closing of the Transaction the remaining bridge loans and accrued interest in the amount of $2,378,431 were eliminated and the Company assumed $2,517,070 of notes payable to third party lenders. Following the Transaction, we repaid $550,000 of the notes payable.

At September 30, 2002 the Company had total assets of $3,167,559 of which $671,992 was in cash and cash equivalents and $2,000,000 was in restricted cash. Restricted cash is used to secure letters of credit, which are required to place orders for the manufacture of our products. At September 30, 2002, the Company had total liabilities of $2,082,063 of which $809,023 were accounts payable and $874,407 (net of deferred interest of $979,407) were notes payable. Included in notes payable is debt of $737,663 which bears interest at the rate of 8 1/2% per annum and are due April 30, 2004, except that $300,000 of the notes payable is due within one year. The balance of $136,744 is attributable to debt financing of insurance premiums.

On November 20, 2002, the Company completed a $500,000 bridge financing (the "Financing"), consisting of a six month 8% Secured Convertible Debenture (the "Debenture") due on May 20th, 2003. The Debenture is convertible into units at a price of $1.25 per unit, each such unit consisting of one share of Common Stock and a warrant to purchase 0.3 shares of Common Stock at a price of $0.375 per warrant, or $1.25 for a whole warrant. The Black Shoals value of the warrents and the beneficial conversion feature will be amortized to interest expense over the life of the debt. The Financing is intended to assist the Company with its cash flow as it seeks to raise additional financing through the sale of equity securities and/or factoring its accounts receivable.

The Company anticipates that, based on its proposed plans and assumptions relating to the implementation of its business plan, cash on hand as of September 30, 2002 together with projected revenue, the $500,000 bridge financing described in the preceding paragraph and anticipated accounts receivable factoring and trade financing, it will have a cash shortfall of approximately $100,000 as of December 2002. Should the Company not raise additional capital, generate the projected revenue or obtain anticipated accounts receivable factoring and trade financing, the Company expects to adjust its business plan and cash burn rate such that cash on hand as of September 30, 2002, and the cash proceeds of the bridge loan received in November, 2002, will be sufficient to satisfy operations through December 2002. Thereafter, the Company will require additional funding in order to reach the point of self-sufficiency. The Company hopes to raise the additional cash from the exercise of certain warrants and/or through additional offerings of its securities. The Company is unable to project cash requirements through September 30, 2003 until it more fully determines the level of projected revenue from the sale of its primary product, P5(TM). Such determination is expected to occur by the end of the first quarter 2003.

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 2. Changes in Securities.

On June 20, 2002, the Registrant consummated a business combination (the "Transaction") with Essential Reality, LLC ("ER LLC"). Pursuant to the terms of the Transaction, all of the members of ER LLC contributed their membership interests in ER LLC to the Registrant in exchange for an aggregate of 16,874,784 shares of the Registrant's common stock, par value $.001 per share (the "Common Stock"). Such shares consisted of 9,600,000 shares of Common Stock issued to the original members of ER LLC (the "Contribution Shares") and 7,274,784 shares of Common Stock issued to new investors who purchased membership interests in ER LLC in a recently completed private placement (the "Private Placement Shares"). Following the Transaction, ER LLC, then a wholly-owned subsidiary of the Registrant, was merged with and into the Registrant. In connection with the Transaction, (i) holders of certain bridge notes issued by the Registrant received, as additional consideration, two-year warrants ("Bridge Warrants") to purchase up to 840,000 shares of Common Stock and 15,000 shares of Common Stock (collectively, the "Bridge Warrant Shares"), at a purchase price of $1.90 and $1.30 per share, respectively, (ii) holders of certain bridge notes issued by the Registrant exchanged them for convertible promissory notes of the Registrant ("Convertible Notes"), which are convertible for a period of six months at a conversion price of $1.90 into an aggregate of 263,158 shares of Common Stock (the "Convertible Note Shares"), and (iii) the Registrant issued warrants ("Additional Warrants") to purchase up to an aggregate of 331,211 shares of Common Stock (the "Additional Warrant Shares") at a purchase price of $1.30 per share. On July 19, 2002, the Registrant filed a registration statement on Form SB-2 with respect to the registration of 8,214,239 shares of Common Stock, comprised of (i) 60% of the Private Placement Shares, (ii) 25% of the Contribution Shares and (iii) all of the Bridge Warrant Shares, Convertible Note Shares and Additional Warrant Shares. Upon effectiveness of the Form SB-2, the number of shares of Common Stock outstanding (assuming conversion of all Convertible Notes and exercise of all Bridge Warrants and Additional Warrants) will increase from 18,173,110 to 19,622,479.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to Vote of Security Holders.

Within the ninety (90) day period prior to the filing date of this report, Essential Reality's chief executive officer carried out an evaluation of the effectiveness of Essential Reality's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, the officer concluded that Essential Reality's disclosure controls and procedures are adequate and effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of that evaluation, including any corrective actions with respect to significant deficiencies and material weaknesses.

Item 5. Other Information.

On July 1, 2002, Steven T. Francesco became our chief executive officer, replacing Humbert Powell, III. Currently, there is no written employment agreement with Mr. Francesco, but it is the intent of the Registrant to enter into a written agreement with Mr. Francesco in the near future.

On July 9, 2002 the Registrant entered into employment agreements with Martin Currie, Vice President of Business Development, Richard Rubin, Vice President of Product Development and Stanley Friedman, Vice President of Manufacturing. None of the agreements have fixed terms. The agreement with Mr. Currie provides for a base salary of $100,000 per annum and options to purchase 100,000 shares of Common Stock at an exercise price of $.90 per share. 20,000 options have already vested. 40,000 options vest on July 9, 2003 and 40,000 options vest on July 9, 2004. Mr. Currie is also eligible to participate in such other benefit plans and programs as may be available to executives and other employees of the Company.

The employment agreement with Mr. Rubin provides for a base salary of $150,000 per annum and options to purchase 125,000 shares of Common Stock at an exercise price of $.80 per share. 33,000 options have already vested. 46,000 options vest on July 9, 2003 and 46,000 options vest on July 9, 2004. Mr. Rubin shall be entitled to a bonus, not to exceed $30,000, upon achievement of certain manufacturing milestones. Mr. Rubin is also eligible to participate in such other benefit plans and programs as may be available to executives and other employees of the Company.

The employment agreement with Mr. Friedman provides for a base salary of $150,000 per annum and options to purchase 125,000 shares of Common Stock at an exercise price of $.75 per share. 66,000 options have already vested. 19,666 options vest on January 9, 2003, 19,667 options vest on July 9, 2003 and 19,667 options vest on January 9, 2004. Mr. Friedman is also eligible to participate in such other benefit plans and programs as may be available to executives and other employees of the Company.

On September 5, 2002 the Registrant entered into an employment agreement with David Devor which provides for a base salary of $150,000 per year. It also provided for the following options to purchase shares of Common Stock- (i) 200,000 at an exercise price of $.65 per share, which vested immediately; (ii) 100,000 at an exercise price of $.65 per share, which vest 25,000 shares on February 29,2003 and 75,000 monthly in arrears in five equal monthly installments commencing March 29, 2003; (iii) 200,000 at an exercise price of $1.00 per share which vest when either of the following conditions occur: (a) the market capitalization of the Company, based on the public float, equals or exceeds $150 million for a period of sixty consecutive business days and the average daily volume of the Company's common stock traded during these sixty days is no less than 125,000 or (b) the Company sells all or substantially all of its assets for a minimum of $125 million.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

      99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

      On July 3, 2002, the Registrant filed a Form 8-K disclosing the Transaction, which was consummated on June 20, 2002. The Registrant financed the Transaction with Common Stock having a market value of approximately $29,000,000. The Registrant now operates the business of ER LLC. On September 27, 2002, the following financial statements were filed with regard to the Transaction:

            a. Audited Financial Statements of Essential Reality, LLC for the years ended December 31, 2001 and 2000.

            b. Unaudited financial statements of Essential Reality, Inc. (Formerly JPAL, Inc.) for the six months ended June 30, 2002 and 2001.

            c. Unaudited Pro Forma Financial Information of Essential Reality, Inc. (formerly JPAL, Inc.) for the year ended December 31, 2001 and for the six months ended June 30, 2002.

        On July 15, 2002, the Registrant filed a Form 8-K disclosing that, in contemplation of the Transaction, the Board of Directors recommended a change of accounting firms. The accounting firm of Lesley, Thomas, Schwarz & Postma, Inc. ("Lesley Thomas"), which had served as the Registrant's independent public accountants since March 31, 1999, was replaced by Deloitte & Touche LLP. The shareholders approved such change at a meeting of shareholders on February 1, 2002. Due to the delay in closing the Transaction, Lesley Thomas was officially dismissed, and Deloitte & Touche LLP officially engaged, on July 12, 2002 (the "Termination Date"). The report of Lesley Thomas for each of the two years in the period ended December 31, 2001, and for all periods through the Termination Date, contained no adverse opinion or disclaimer of opinion, nor was modified as to uncertainty, audit scope or accounting principles. During such period, there were no disagreements between the Registrant and them on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to their satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their report. No event described in paragraph (a)(1)(iv) of Item 304 of Regulation S-B has occurred with us at any time during such periods.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Essential Reality, Inc., a Nevada corporation (Registrant)

Date: November 21, 2002

                                   By:  /s/ Steven T. Francesco
                                   ----------------------------------
                                   Its: Chief Executive Officer

                                 CERTIFICATIONS

I, Steven T. Francesco, certify that:

      1. I have reviewed this quarterly report on Form 10-QSB of Essential Reality, Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of the quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 21, 2002
                                   /s/ Steven T. Francesco
                                   ------------------------------
                                   Steven T. Francesco
                                   Principal Executive Officer

I, Steven T. Francesco, certify that:

      1. I have reviewed this quarterly report on Form 10-QSB of Essential Reality, Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of the quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 21, 2002

                                   /s/ Steven T. Francesco
                                   ------------------------------
                                   Steven T. Francesco
                                   Principal Financial Officer