Form 10KSB
period 2002-12-31
ESSENTIAL REALITY INC
filed 2003-06-27
CIK 1115463

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB
(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the fiscal year ended December 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

                        Commission file number 000-32319

                             ESSENTIAL REALITY, INC.
                             ------------------------
                 (Name of small business issuer in its charter)

                       NEVADA                                                   33-0851302
                       ------                                                   ----------
  (State or other jurisdiction of incorporation or                 (I.R.S. Employer Identification No.)
                    organization)


             49 WEST 27TH STREET, SUITE 7E, NEW YORK, NEW YORK 10001
           -----------------------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (212) 244-3200
                                 --------------
                (Issuer's telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:  NONE

Securities registered under Section 12(g) of the Exchange Act:

                     COMMON STOCK, PAR VALUE $.001 PER SHARE
                     ---------------------------------------
                                (Title of Class)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X ]

         Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year:  $112,602

         Based upon the closing price of the issuer's Common Stock on June 17, 2003, the aggregate market value of the shares of Common Stock held by non-affiliates of the issuer was $2,811,616. Solely for the purposes of this calculation, shares held by directors and officers of the issuer have been excluded. Such exclusion should not be deemed a determination or an admission by the issuer that such individuals are, in fact, affiliates of the issuer.

         As of March 31, 2003, there were 18,223,110 shares of the issuer's Common Stock issued and outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE: None

                                TABLE OF CONTENTS

                                                                                                 PAGE NO.
                                     PART I
Item 1.           Description of Business...................................................         3

Item 2.           Description of Property...................................................         19

Item 3.           Legal Proceedings.........................................................         19

Item 4.           Submission of Matters to a Vote of Security Holders.......................         20

                                     PART II
Item 5.           Market for Common Equity and Related Stockholder Matters..................         20

Item 6.           Management's Discussion and Analysis or Plan of Operation.................         21

Item 7.           Financial Statements......................................................         33

Item 8.           Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure.......................................         33

                                    PART III
Item 9.           Directors and Executive Officers of the Registrant........................         34

Item 10.          Executive Compensation....................................................         39

Item 11.          Security Ownership of Certain Beneficial Owners and
                  Management and Related Stockholder Matters... ............................         40

Item 12.          Certain Relationships and Related Transactions............................         42

Item 13.          Exhibits, List and Reports on Form 8-K....................................         44

Item 14.          Controls and Procedures...................................................         45

Signatures..................................................................................         46

Section 302 Certifications..................................................................         47

CERTAIN INFORMATION CONTAINED OR INCORPORATED BY REFERENCE IN THIS FILING WITH THE SECURITIES AND EXCHANGE COMMISSION ON FORM 10-KSB THAT IS NOT PURELY HISTORICAL ARE FORWARD-LOOKING STATEMENTS, WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, THAT ARE BASED ON MANAGEMENT'S BELIEFS, CERTAIN ASSUMPTIONS AND CURRENT EXPECTATIONS. THESE STATEMENTS MAY BE IDENTIFIED BY THEIR USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS THE WORDS "EXPECTS," "PROJECTS," "ANTICIPATES," "INTENDS" AND OTHER SIMILAR WORDS. SUCH FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED. THESE RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, GENERAL ECONOMIC, BUSINESS AND MARKET CONDITIONS, COMPETITIVE PRICING PRESSURES, TIMELY DEVELOPMENT AND ACCEPTANCE OF NEW PRODUCTS, AND THE HIGHLY COMPETITIVE MARKET IN WHICH WE OPERATE. CERTAIN OF THESE RISKS AND UNCERTAINTIES ARE DISCUSSED MORE FULLY IN
PART II, "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - FACTORS AFFECTING OPERATING RESULTS" AND ELSEWHERE IN THIS REPORT. THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN ARE MADE AS OF THE DATE HEREOF AND WE, EXCEPT AS MAY BE REQUIRED BY LAW, DO NOT UNDERTAKE ANY OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF FUTURE EVENTS, NEW INFORMATION OR OTHERWISE.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

BACKGROUND

         Essential Reality, Inc., a Nevada corporation formerly known as JPAL, Inc. was incorporated on March 31, 1999. Our original line of business was to provide vacation rental properties and services for the Year 2000 New Year's Eve celebration in Las Vegas. Afterwards, we continued as an Internet-based provider of vacation rental properties and services. In August 2001, we suspended operations and the development of our website, in order to focus our attention on our business combination with Essential Reality, LLC.

         Essential Reality, LLC was organized in 1999 as a developer of real-time tracking and sensory technologies. From its formation through the date of its dissolution as a result of the business combination, it was involved in research and development, marketing, entering into strategic relationships and hiring key employees in connection with the final production, sale and distribution of the P5(TM). The P5(TM), a virtual controller, is a glove-like peripheral device that enables users to control the action on a screen through simple hand movements, rather than complicated keystroke and mouse combinations. This product is based on patented, and several patent-pending, technologies that address technological limitations of current devices, such as the mouse, hand-held game controllers and joysticks. The P5(TM) is engineered to capture five-finger bend sensitivity enabling gesture recognition, combined with an optical tracking technology that captures the movement of the hand in 3D space, without the use of a mouse, joystick, keyboard or the like. For example, if a user is trying to open a door while playing an adventure game, the P5TM allows the user to make the hand motion of opening a door and see the door open simultaneously with the motion, as opposed to the user pressing a button and seeing the door open immediately thereafter. To date, the P5(TM) is the only product that we have developed and marketed.

         On June 20, 2002, we consummated the business combination and began operating Essential Reality, LLC's line of business exclusively. The purpose of the transaction was to allow us to acquire and carry on Essential Reality's business as a public company, thereby enhancing the business' visibility and providing a means through the public markets to additional sources of capital.

         We have focused on combining our patented and patent pending technologies into products that enhance the interaction between human beings and personal computers, game consoles, computer tablets and other related devices, collectively known as computer platforms. Our first product, the P5(TM), is currently available for sale to retailers and is directly offered to consumers for sale on our website as well as the website of one of the game developers for which the P5(TM) is currently enabled. Many of our retail vendors received the P5(TM) the week of November 4, 2002.

         We believe the P5(TM) is suitable for multiple applications including:

     o ELECTRONIC GAMING - games produced for play on personal computers, game consoles and location-based entertainment sites;

     o    COMMERCIAL  APPLICATIONS  - such as animation,  computer  aided design
          (CAD), simulation training, disability and education; and

     o PERSONAL APPLICATIONS - Internet browsing and navigation, and general computer interaction.

         Since the advent of the mouse, relatively little has changed in the way of computer input devices, despite the fact that computers and applications have changed dramatically, growing increasingly complex and specialized. Applications, particularly in the electronic gaming and commercial markets, have migrated from flat two-dimensional (2D) interfaces to intuitive, three-dimensional (3D) environments. However, input devices continue to be dominated by 2D products including mouse controllers and gaming-specific peripherals such as joysticks, steering wheels, proprietary console controllers and the like.

         The P5(TM) is based on our patented and several patent-pending technologies, one of which was incorporated in the "Power Glove." The Power
Glove was introduced to the market in the late 1980s as an alternative controller for use only with the 8-bit Nintendo Entertainment System, part of the first generation of game consoles sold to the mass market. The product eventually sold approximately one million units in the United States, Europe and Japan. Subsequent to a decline in consumer demand for first-generation gaming consoles in the early 1990s, such Nintendo system ceased sales. Therefore, the Power Glove technology was not used nor further developed, awaiting the return of computer platforms and applications that could benefit from its utility.

         With the significant increase in sales of computer platforms and applications in the late 1990s, Essential Reality, LLC engaged developers in 1999 to create a peripheral device based on Essential Reality, LLC's belief that the consumer and commercial markets were ripe for a product with the capabilities of the P5(TM). The P5(TM) has been engineered to capture five-finger bend sensitivity enabling gesture recognition, combined with an optical tracking technology that will capture the movement of the hand in 3D space with six degrees of freedom (X, Y, Z, yaw, pitch and roll), without the use of the mouse, joystick, keyboard or the like.

         The P5(TM) is a lightweight and comfortable peripheral, which is a Universal Serial Bus (USB) based product that will allow for direct "plug and play" in personal computers as well as the Sony PlayStation2 game console. There are approximately 27 million computer peripherals that are USB-compatible and the growth of these products is anticipated to reach over 400 million by the year 2003.

         In bringing the P5(TM) to market, we have proven our expertise in innovating and developing products applicable to the mass market. Due to less than expected sales of the P5(TM), however, we have recently changed our focus and now aim to become a leading developer and distributor of unique, technology-based consumer electronics, gaming products and consumer youth products targeted to youths in the mass market. We see our products being divisible into three lines of business, aligned along broad product and technical  categories,  as  described  below.  In order  to  achieve  sales  and distribution  synergies,  we expect  that all  lines of  business  will  produce
youth-oriented,   mass  market  products  sold
through the same distribution channels. However, each line of business may employ different product development strategies to achieve market share.

         P5(TM) TECHNOLOGIES. Through December 31, 2002, the P5 was the only line of business. This line of business will continue to focus on combining our patented and patent pending technologies into products that enhance the interaction between human beings and personal computers, game consoles, computer tablets and other related devices, collectively known as computer platforms. This focus stems from our expertise in high-tech fields of sensing and tracking. Due to the highly innovative capabilities of these technologies, we believe there are numerous market opportunities for products based on the P5(TM) technologies. Our goal is to enter markets with additional products priced from $79 to $149. We will also continue to seek distribution channels for the P5(TM), as well as strategic partnership opportunities, both domestically and internationally.

         CONSUMER ELECTRONICS. We will search for unmet needs in mass markets where our expertise in technology can significantly enhance the value of unique electronic products. That is, we hope to create value for our target market by selling innovative technologies at new price points. We aim to sell products of sophistication and value for $19 to $79, depending on the cost of the technology involved. The innovations that will drive this division may be technical, functional, or cost-related. We will opportunistically scan the market for products that could benefit from our skills in increasing the functionality of basic technologies, or designing complex technologies for manufacturing with lower cost solutions.

         CONSUMER YOUTH PRODUCTS. We expect that the product development strategy for this segment of our business will be highly opportunistic. We intend to search for unique products that can meet popular price points (from $5.99 to $29.99 retail). In some cases, product development may be driven by entertainment and brand licensing, where we can add a technical innovation that will clearly distinguish the product among the masses of other popular priced consumer youth products and games with electronic components. As such, the success of our strategy rests on our ability to discover low-cost methods for applying and manufacturing innovative technologies.

BUSINESS STRATEGY

         Through December 31, 2002 our strategy had been to establish ourselves as a leading developer of real-time tracking and sensory technologies by establishing and fostering demand for our initial product, the P5(TM), in three distinct markets - electronic gaming, commercial markets and personal applications both domestically and internationally. As of December 31, 2002, the Company only sold products in the electronic gaming markets. We have promoted content integration and development across numerous markets through various initiatives such as providing free software development kits (SDKs), allocating resources for content integration initiatives, and bundling product with new content that is P5(TM)-enabled. By leveraging the unique functionality of the P5(TM) at a mass market price point, we have attempted to differentiate ourselves from our competitors.

         Through research and development, we will attempt to determine the best ways to maximize the scope of applications for our optical tracking, bending and sense motion technologies and the most effective products for those applications. We hope to work with software developers in creating programs that can best take advantage of our proprietary technologies. We also intend to work with hardware engineers to determine the best composition of equipment to sense and capture the remote bending of an object. We may seek to license some or all of our products and technologies. In addition to research and development and consultation with developers and engineers, other ways in which we hope to accomplish our goals are through continuing consumer interest, public relations and targeted marketing.

         Currently we are focusing on leveraging our core competency in research and development, and believe we will be able to distinguish our products in the market by adding technological innovations to unique concepts at competitive, mass market price points. We plan to expand our retail sales force around these products to grow our reputation among retailers as a reliable source of unique, value-added products that the youth market demands. In this way, we believe that we can expand our retail distribution channels and increase our market share accordingly.

         Historically, our revenue streams have been generated from retail sales and direct sales of the P5(TM). Because of the limited life of the P5tm, the company does not expect to earn significant revenue from it but from diverse and related products. With the expansion of our business focus we believe that any additional revenue streams will diversify our customer base and reduce operating risk by making us less dependent on one specific product.

INDUSTRY OVERVIEW

MARKET SIZING AND KEY DRIVERS

         Electronic Gaming. We operate as part of the global video game console, peripheral, and software industry, which is currently estimated at over $28 billion worldwide and over $9.4 billion in the U.S., based on estimates from Global Information Inc. The global electronic gaming peripheral segment alone generated approximately $4.2 billion in sales in 2001 and is expected to reach $5.8 billion in 2003. Gaming software sales in the U.S., which are expected to drive demand for gaming-related peripherals, grew to $1.42 billion in 2002 from $1.36 billion in 2000, despite the overall decline in a variety of technology segments. Key drivers affecting the growth of this industry have been the broad acceptance of next generation game platforms with faster processing power, advances in technology that make games more realistic and interactive, greater memory, online capabilities and DVD media formats - all of which offer new opportunities to electronic entertainment software companies and peripherals manufacturers.

         Commercial Markets. Our future sales of the P5(TM) will also be driven by the growth and changes in the computer-aided design (CAD), engineering (CAE), and manufacturing (CAM) as well as 3D animation software markets. According to Penton Digital Media Research, the 3D CAD market is expected to grow by over 34% annually to reach $2.3 billion in 2005. In the 3D content creation segment, which includes the tools used in 3D content applications in film, game, Web and design segments, the world-wide market is estimated to be $384 million, growing 25% annually and expected to reach over $1.17 billion by 2005. Key drivers affecting these markets include improvements in data sharing, storage of complex CAD files and increased design collaboration over the Internet throughout a product's lifecycle.

Consumer Electronics. The consumer electronics segment of the toy industry generated $23 billion in sales in 2000, according to the Toy Manufacturers Association. With our new focus on the technology-based consumer electronics market, we hope to capture a portion of this market share.

EVOLVING TRENDS

Current trends in the peripheral industry include:

     o Increased complexity of peripheral devices, including tactile feedback and 3D capabilities;

     o    Wireless  communication  between  peripherals and devices;

     o    Increased   precision   that  is  enabling   more  robust   commercial
          applications in CAD and robotics;

     o Game production cycles are getting shorter, requiring 3D tool vendors to deliver better, more integrated tools to software developers;

     o Decreases in component prices and innovations in product design and construction; and o Development of more natural interaction between man and machine.

Moreover, we believe that the following trends may impact the development of consumer electronics and consumer youth products. We believe that our technical competency and market awareness could allow us to capitalize on these trends and capture market share:

     o    Increasing processing power at decreasing costs;

     o    Taking  advantage  of  component  cost  efficiencies,   combined  with
          innovations in product design and construction;

     o    Increasing miniaturization components and products;

     o    Increasing  demand for  popular  price  point  products;

     o Multiple, growing populations of users dedicated to specific gaming platforms (e.g. PlayStation2, Gameboy Advance); and

     o Increasing consumer and commercial demand for wireless communication between peripherals and devices.

PRODUCT OVERVIEW

THE P5(TM)
         The P5(TM) is designed as a low-cost and intuitive man-machine interface for both 2D and 3D software applications. The P5(TM) serves as a peripheral to personal computers, game consoles and other USB-compatible platforms.

FIGURE 1: THE P5(TM) GLOVE AND OPTICAL TRACKER
BEND-SENSOR CAPABILITIES


                               [GRAPHIC OMITTED]

                             [CAPTIONS FOR GRAPHIC]

ADJUSTABLE GRIPS FOR                           IR TRANSPARANT
DIFFERENT FINGER SIZES                         ANTI-REFLECTIVE, ANTI-
                                               SCRATCH LENS
PATENTED BEND
SENSOR TECHNOLOGY                              SPACE TO REST GLOVE
FOR HIGH FIDELITY                              WHEN NOT IN USE
MOVEMENTS
                                               MINI-DIN CONNECTOR
PATENT-PENDING                                 FOR GLOVE
LED OPTICAL
TRACKING SYSTEM                                WEIGHTED WITH
                                               BUMP FEET TO
                                               PREVENT MOVEMENT
                                               ON ANY SURFACE

         The P5(TM) consists of a hand-worn glove-like device with embedded electronics. The product utilizes our patented bend sensor technology to accurately determine the bend of the user's five fingers.

The sensing of the finger bend is accomplished via conductive inks with variable electrical resistance, detected by position changes of the fingers from a pre-set baseline. The P5(TM) is capable of gesture recognition based on specific placement of thumb/finger digits and can detect whether or not your fingers are in the same position as previously recorded.

MOTION-CAPTURE CAPABILITIES

         The P5(TM) also tracks the relative position of the hand in space using a patent-pending optical tracking technology. This "triangulation technology" tracks a hand's starting position and movement. The term "triangulation technology" refers to the way in which the coordinates of a specific point in a three dimensional environment is determined. "Triangulation" is a mathematical term that describes the use of two separate cameras which track one point and determine its exact position in a three dimensional environment.

         The P5(TM) supports X, Y, Z, "yaw" (defined as movement along a plane parallel to the ground) , "pitch" (defined as movement along an axis that is parallel to the top of the hand and perpendicular to the wrist, such that it would enter the wrist below the thumb and exit below the little finger) and "roll" (defined as rotation of the hand about an axis parallel to the ground, entering the hand at the tip of the middle finger and running through the wrist parallel to the forearm positioning). Refer to Figure 2 below for a graphical depiction of the specific hand movements that the P5(TM) is able to track.

         The tracking  technology  utilizes  glove-mounted light emitting diodes
(LEDs) to enable a complete six-degrees-of-freedom positioning solution. The P5(TM) uses passive LEDs, which means that it transmits a beam of light that causes the optical tracker to alert the software program to take the action specified by the user's motion. Active LEDs transmit a beam of light together with the information that causes the program to take the action specified. FIGURE 2: X, Y, Z, YAW, PITCH AND ROLL DIAGRAM

                                [GRAPHIC OMITTED]

COMPATIBILITY

         The first generation P5(TM) was initially designed for compatibility with the following personal computer operating systems: Microsoft Windows 95, 98, ME, XP and 2000, as well as the Apple Mac OS9 and OS10. In addition we have recently completed, but not yet released, the necessary drivers to make the P5(TM) compatible with the Linux operating system. The P5(TM) is also compatible with the Sony PlayStation2 game console.

INTEGRATION

         Our technology allows software developers to easily integrate the P5(TM) into new and existing applications. Although the P5(TM) emulates the mouse and the joystick right out-of-the-box in certain computer platforms, in order to fully penetrate our target markets, the applications must have the appropriate technological capabilities to support the P5(TM), which is primarily a matter of having application drivers (instructions which translate commands into an action or movement with the P5(TM)) written for existing or new applications.

         We have utilized our content development strategy to encourage software developers to integrate our code. Currently, we pay developers a license fee to integrate the P5TM into their software programs. We have agreements with multiple software developers and the P5TM is bundled with PC-based games from these developers. The three initial games are "Hitman 2", "Tigerhunt" and "Beachhead 2002." In addition, we have begun to make "game patches" available on our web site that users can download free-of-charge to "P5-enable" existing popular games they might already own. These agreements allow us to penetrate existing populations of users through direct-marketing campaigns in partnership with the developers, as well as provide reciprocal links to retail partner web sites for users to purchase the underlying game for a revenue override. Two popular game patches were launched in December 2002 and March 2003, for Serious Sam (published by Take 2 Interactive) and Black and White (published by Lion Head Studios), respectively. Direct e-mail campaigns commenced during the week-ending December 13th, 2002, to over 500,000 registered players of these games. We will continue to add to this library of "game patches" in order to continue to provide users with more P5 TM content.

         It is our hope that additional software developers will seek licenses for the right to incorporate the P5TM into their future software offerings. Additionally, we may seek to assist software publishers in developing games and other programs that can best take advantage of the P5TM's capabilities.

PRICING STRATEGY

         We established an initial manufacturer's suggested retail price (MSRP) of $149 for the P5(TM), which includes the two-game electronic game bundle (Hitman 2 and Tigerhunt) and a demonstration version of Beachhead 2002. However, initial sales of the P5TM have been slower than anticipated due, in part, to general retail conditions and weaker than expected sales of PC's, PC games and the peripherals associated therewith. Accordingly, we have temporarily adjusted our pricing strategy, offering consumers a $20 "sell-through" rebate
(automatically deducted at the point of sale) in an effort to improve slower than expected sell-through from retailers to end users. Some retailers have lowered the price of the P5(TM) to as low as $79. While sales of the P5(TM) have increased, in the event that we manufacture additional P5(TM)'s we will need to do so at a dramatically lower per unit cost in order to reduce the retail cost. There can be no assurance that we will be able to do this.

ADDITIONAL PRODUCTS

         With respect to our new lines of business, we believe we have the ability to deliver new technologies to various segments of the consumer electronics and gaming markets at lower than customary price points. There is a general relationship between the amount of technology in a product and its price. Moving forward, we believe there is an opportunity to apply our knowledge to exploit the general technology-price relationship that we see in the electronics-based toy and gaming markets. We plan to apply this strategy in an opportunistic fashion, developing only those products where we believe our value-added technology and popular price points will provide a clear distinction in the marketplace To date we have signed an exclusive distribution agreement with the domestic agent of a foreign manufacturer of various toy products that grants us the exclusive right to market, sell and distribute certain of their products, including infra-red and remote control mini cars in the United States, Canada, Latin America, Puerto Rico, Australia, New Zealand and Europe. We have started to receive initial purchase orders from certain retail outlets for the purchase of these products.

TARGET MARKETS

         With respect to the P5(TM) we had pinpointed three potential broad market opportunities: electronic gaming, commercial applications and other computer interactions. We initially focused on the electronic gaming market and began generating retail sales of the P5(TM) during the week of November 4, 2002. We are currently seeking partnerships with established software and hardware manufacturers to assist us with the commercial applications market as well as the broader computer applications market, which include Internet navigation and general computer interaction.

ELECTRONIC GAMING MARKET

         According to NPD Group, Inc., U.S. sales of video game hardware, software and accessories, such as hand controllers, jumped 43% to $9.4 billion in 2001 from $6.6 billion in 2000. During the same period, sales of computer-game software rose 4.4% to $1.42 billion from $1.36 billion. Much of this growth is due largely to the successful launch of the Sony PlayStation2, Microsoft Xbox and the Nintendo GameCube; and the growth in the popularity of games produced by such leading developers as Electronic Arts, Activision, TakeTwo Interactive and Infogames. The electronic gaming industry had prompted the need for significant developments in the man-machine interface with computer platforms. The desire for more realistic scenes and interaction has led to the majority of electronic games being developed with 3D environments. Thus, this market presents an opportunity for an improved interface device capable of meeting the interaction and intuitive manipulation needs of today's users. Input devices play an important role in extending the overall video game experience. As users seek more compelling gaming experiences, they often look to peripherals as a way to deepen the feeling of immersion in the game.

         As games have evolved, peripheral devices have been developed to accommodate the actions of the user. Games are generally categorized by the type of action taking place. Mouse controllers, joysticks and other devices have been developed to meet specific needs: "Simulators" such as flying or driving games have spawned steering wheels and joysticks that emulate the real tools used by pilots or drivers. "First-person shooter" games require `fast-twitch' response: the ability to turn and look rapidly around a room, and the ability to fire rapidly at a target. Mouse controllers with multiple programmable buttons have been developed to replace the many keystrokes required to move through the game. Similarly, roller balls in mouse controllers using different technologies to increase the accuracy of the pointer have been developed to enable quick turns and spins within these gaming environments. "Strategy" and "role-playing" games put the user in the role of a character that walks through an environment to explore areas and pick up objects. Again, mouse controllers with specific buttons and ball designs are targeted at these game users to facilitate their game play.

         Ultimately, none of the devices designed for these game types provide the optimal functionality that a 3D environment requires, namely, the ability to move in a natural manner and replicate that movement in a character or action within the application itself. Furthermore, traditional game controllers do not offer the control and speed (reaction time) that gamers require. For this reason, 3D gamers have typically settled for game pads and/or a combination of the keyboard and mouse controllers, which remain today's most common computer input devices.

COMMERCIAL SOFTWARE APPLICATIONS

         Professionals  use  3D  visualization  tools  in a  wide  range  of CAD applications. Architects, game designers, product designers, mechanical designers, construction engineers and animators all use PC-based design software to create, manipulate and animate in 3D. This market's needs are distinct from those of the gaming market in that the users seek to create 3D objects, rather than simply manipulate them, which traditionally requires a time-consuming, multi-action process.

         While the tasks that are enabled by certain devices (i.e., drawing with digitizing tablets) are useful, the software in general has proven consistently frustrating to its user base, primarily because it is so difficult to learn. The primary need in the professional market is to enable the designers to do their jobs without much wasted time in learning and implementing a program. Architects, for example, want to solve architectural problems, not computer problems. It is expected that demonstration of the effectiveness of the P5(TM) to this market through associations with leading software manufacturers and trade groups could lead to rapid adoption of our product.

         We believe there are opportunities for us to partner with leading software firms in this industry to provide the interface device that will rapidly address this market's needs. Applications for this market can be distilled into four segments based upon the software used and the functionality requirements. These segments are the Architecture, Engineering and Construction
(AEC), Mechanical Engineering (ME, or MCAD for Mechanical Computer-Aided Design), the Game Developer and the Film/Video markets. Software vendors operating in these markets include AutoDesk, Dassault Systems and Agile Software.

         According to Cadence Magazine, the AEC market alone is comprised of roughly 300,000 architects, engineers and construction professionals that utilize CAD systems for 2D drafting and 3D modeling and visualization. It is estimated that 60% of this market works primarily in 2D, though the leading architects have identified a need for software to move beyond today's limited 3D modeling to the development of `live' parametric models that would allow faster and easier establishment of design intent and support all phases of project development. The ME market includes designers of machinery, equipment or any other product that requires computer schematics for production. The ME market utilizes CAD systems and 3D design software for the creation and manipulation of objects. This market is estimated at over 3 million users and is growing at a rate of approximately 10% a year. This recent growth spurt is a result of the move from expensive Unix-based platforms to PCs, making it more affordable for users to purchase and deploy CAD systems.

         Game developers use 3D animation programs in the creation of both PC and console games. 3D design programs are used in a range of commercial video productions, everything from high-end film creation including movies such as "Toy Story," to much simpler 3D-logo design on the evening news. The software is run primarily on Macintosh and Windows platforms and all use high-end, USB-compatible systems as a matter of necessity. Other markets for 3D design include Web design and education, geographic mapping, imaging, scientific visualization, augmented reality and medicine.

OTHER COMPUTER INTERACTIONS

         The development of 3D Internet and user interface environments are closely tied to the proliferation of graphics-related hardware. Graphics-related hardware includes advanced video cards, video RAM, and 3D accelerator cards, as well as graphics capabilities built into the main processor. Such hardware affects the online experience in that it governs the resolution of Web graphics and the speed at which they render. In addition, some interactive environments outside of the browser, such as a 3D software engine, require high-end hardware acceleration. Currently, very few Web ventures outside of the gaming world use such environments. However, 3D graphics capabilities once limited to high-end systems have become commonplace in consumer PCs.

         The P5(TM) replicates the existing mouse or joystick commands built into current PC applications. However, with the awareness of the enhanced capabilities of the P5(TM), a developer will be able to create entirely new experiences (commands, gestures, etc.) and user interfaces for existing and future applications.

         We believe that the expansion of broadband use will drive developers to produce content for the average Internet user. This will enable web developers to incorporate real-looking objects into e-commerce sites, create desktops and browsers, which look like real rooms and require manipulation through a 3D space, and ultimately change the entire Internet experience for the user. The P5(TM) will enable all users to work intuitively within this environment. According to a Broadband Report from eMarketer, there is expected to be approximately 90 million broadband households world-wide by the end of 2004, a 350% increase from the 20 million recorded in 2000.

         Through the use of our software development kits, software companies develop the games and other potential applications which benefit from our products. Currently, we do not consult with or otherwise participate in the development of these games and other software products. We seek to maximize the ability of users to benefit from these software titles and programs by allowing the utilization of the P5TM in conjunction therewith.

YOUTH CONSUMER MARKETS

         The youth consumer products business, which taps into both the consumer electronics and toy industries, sells approximately $23 billion per year according to Toy Manufacturers Association. Consumers purchase gaming peripherals and consumer electronics on a regular basis and have shown a willingness to buy those products with more sophisticated electronics and technologies. We intend to develop the Consumer Electronics and Consumer Youth Products portions of our business to attract the youth market to our technology-price segment of the industry.

UNDERDEVELOPED MARKET NICHE

         There are various underdeveloped price point segments in the gaming, consumer electronics, and youth consumer markets, particularly for products with sophisticated technologies. By differentiating our products with a unique technology-price equation, we believe we can offer a variety of compelling products in the market.

RESEARCH & PRODUCT DEVELOPMENT

         We will continue to consider future product development that may take the initial P5(TM) through several stages of evolution. However, due the initial sales generated by the P5(TM), we are now seeking to develop other products that will utilize one or more of our technologies. We believe the combination of future generations of the P5(TM) and the creation of new products will increase the commercial opportunities for us in both existing and new markets.

         Our patent pending optical tracker offers a highly functional, low-cost alternative to current tracking technologies, which we believe will enable us to expand our product mix. We hope to develop additional products that would include areas where current products are hindered by sub-optimal remote tracking functionality and costly factors. By combining innovative sensory technologies with these optical tracking advancements, we have the potential to quickly diversify beyond our current offering.

         For the years ended December 31, 2002 and 2001 we spent $1,037,396 and $1579,129, respectively, on product development, none of which was borne directly by customers.

DEVELOPMENT COMPANY

         We have developed our first product, and hope to develop additional products, partially by working with arrangement between us and a Canadian based entity that currently employs a team of technicians who had dedicated most their time working on our products. The development company is headed by an individual who has extensive experience in design and development of consumer electronics and virtual reality hardware and software.

INTELLECTUAL PROPERTY

         We have been awarded one U.S. patent regarding our bend sensor technology, which expires on August 10, 2009. We also have two patents pending for (i) our shadow-based optical tracking technology and (ii) a wearable electronic interface device that emits an optical signal for use in tracking six degrees of motion, and have filed a provisional patent regarding proprietary software that converts 8-bit analog data stream to a more precise 12-bit digital data stream for improved motion tracking accuracy and intend on filing a patent in a timely fashion.

         The integration of these technologies into the P5(TM), combined with proprietary software, firmware and drivers, has resulted in what we believe to be a superior product that can be offered at a mass market price point not previously achieved in the market.

         As we develop new technologies, we expect to continue to aggressively file new patent applications.

SALES & MARKETING

We have utilized numerous sales and marketing channels in an attempt to build a brand and capture a mass market for the P5(TM), as well as our other planned products. We have sold the P5(TM) into multiple channels, including but not limited to domestic and international retail, e-commerce outlets, direct marketing and OEM/private label partnerships. In addition to those units which were shipped to retailers or sold directly to end users, we expected to receive additional orders for the P5(TM), based on positive media reviews, strong word of mouth, games being designed to be compatible with the P5(TM) and discussions with multiple software developers who had indicated an interest in making future software offerings compatible with the P5TM. However, to date sales have been lower than expected so we have adjusted our business model. We have offered consumers a $20 "sell-through" rebate (deducted immediately at point of sale) in an effort to improve slower than expected sell-through from retailers to end users. Other contemplated adjustments to our business model include a restructured manufacturing schedule, as well as deferral of marketing programs, licensing contracts and product development expenditures. Additionally, due to lower than expected sales we reserved the inventory to the lower of cost or market at a per unit price of $10 for the year ended December 31, 2002 Included in the statement of operations in 2002 is $1,883,207 impairment of net realizable value related to this inventory.

         We plan to sell our new products through these channels both domestically and internationally. As we expand our product lines, we may employ more direct marketing via the Internet to soft launch our products and test our pricing strategies. These practices are less costly and can ultimately provide higher-margin returns than a large-scale media campaign.

         In addition to direct discussions with key retailers globally, we have agreements with commissioned sales representatives receiving 4% commission, that are responsible for sales into regionally-headquartered retailers throughout the United States. These retailers include national chains such as Wal-Mart, Best Buy, CompUSA, Gamestop, Electronics Boutique, J&R Music World, Toys `R Us, and KoB Toys. We are also in discussion with geographically-based distributors around the world that would be responsible for sales, distribution and fulfillment in each of their respective markets.We continue to solicit other retailers and/or distributors, both domestically and internationally, for P5(TM) volume commitments and to pave the way for future product placements.

CONTENT-BUNDLING STRATEGY

         In order to achieve product sell through, we have offered and intend to offer specific electronic gaming and/or non-gaming bundles with the P5(TM). These bundles have enhanced gesture recognition functionality made possible through the use of the P5(TM). To date, we have bundled three games with the initial launch of the P5TM in November 2002. We also have an agreement in place which allows one of these game developers to sell the P5TM directly to consumers through their own website. We expected to receive bi-weekly payments for all such sales.

         With respect to other third-party products bundled with our products, we seek to maintain the relationship with the end customer and, as such, act as the primary obligor. We assume responsibility for customer acceptance of all features of the product, as well as returns. As such, we will record the gross amount of the purchase price of the P5TM as revenue and will reflect the related royalty to be paid to the third party vendor as a component of cost of sales.

MEDIA COVERAGE / CONSUMER AWARENESS

         The P5(TM) has gained considerable media acclaim. As of the date of this report, the P5(TM) has appeared in over 125 print/online publications and on over 25 television, radio and online segments. The P5(TM) has been covered by publications including THE NEW YORK TIMES, CNN, WIRED MAGAZINE, POPULAR SCIENCE, MAC WORLD, MACADDICT, KIPLINGERS, THE HISTORY CHANNEL, KTLA'S CURT THE CYBERGUY, DISCOVERY CHANNEL (CANADA), NEWSWEEK (JAPAN) and LIVE WITH REGIS AND KELLY.

         This type of media coverage is invaluable for raising awareness and stimulating end-user demand, particularly with new concepts. We aim to build off the relationships we have built through the release of the P5(TM) to win press coverage for futuRE products. There can be no assurance, however, that we will be successful in our efforts.

BUSINESS DEVELOPMENT

         We have been working to execute a comprehensive business development plan designed to stimulate demand for our P5(TM) produCT in electronic gaming, commercial markets and other applications. In addition to those games which are already P5TM enabled, we have signed letters of intent with various software development firms to incorporate the P5(TM) into applications including electronic gamiNG and commercial markets. These letters of intent, however, only represent expressions of interest and are not binding commitments. There can be no assurance that any definitive agreements with such developers will be finalized or that we will realize any revenues from such relationships. Additionally, we are in the process of identifying additional products for our new lines of business as well as potential development opportunities for our existing technologies. There can be no assurances, however, that these additional products will be identified or that we will be able to successfully develop and sell these products.

         Prior to our business combination, Essential Reality, LLC offered software development kits (SDKs) to the developer community, and in less than one month received in excess of 450 SDK applications from game developers and numerous commercial software developers, including in the areas of 3D Animation, CAD, education and research, Internet/multimedia, military and other commercial markets. As of December 31, 2002, we made the SDKs available on our website for free downloading, and to date there have been over 600 downloads. However, there can be no assurance that any developers will want to integrate or create content that is P5(TM) compatible.

         The non-gaming SDK applications have come from an array of commercial software developers in the areas of: 3D animation/CAD, education and research, Internet/Multimedia, Military and other vertical markets. We intend to continue to assist developers in using the SDKs to enhance their applications.

         We have entered into agreements with Eidos, Infogames, Lionhead Studios, Croteam, Ubisoft and others to gain access to underlying source code to enhance games for P5(TM) functionality. Two popular game patches, which enabled games for use with the P5(TM), were launched in December 2002 and March 2003, for Serious Sam (published by Take 2 Interactive) and Black and White (published by Lion Head Studios) respectively. We continue to seek relationships with both PC and console content providers to develop new games, enhance current games and explore potential non-gaming applications. However, there can be no assurance that our efforts will result in increased sales or development of additional content compatible with the P5(TM).

         In December 2000, Essential Reality, LLC entered into a consulting agreement with BusinessDevelopment.com, LLC (BDC) pursuant to which BDC provides general consulting and business development services to Essential Reality LLC, and now to us, in return for a monthly cash retainer. See Item 12 "Certain Relationships and Related Transactions" below. Such services consist of forming revenue-generating opportunities, including without limitation distribution agreements, licensing agreements, joint ventures, strategic alliances and partnerships. The amount of the retainer originally was $6,000 per month, increased to as much as $15,000 per month from July 2002 to September 2002 and is currently $7,500 per month. The consulting expense for the years ended December 31, 2002 and 2001 were $203,479 and $242,000 respectively.

         In addition to the monthly retainer, we also are obligated to pay to BDC a potential revenue share of up to four percent (4.0%) on transactions facilitated by BDC. Either BDC or we may cancel this agreement with thirty (30) days prior notice.

         In March 2000, Essential Reality, LLC entered into a Settlement and Release Agreement with Rose Ganguzza, a consultant to Essential Reality, LLC, on behalf of herself and Hollywood Productions, Ltd., which requires Essential Reality, LLC to pay to Rose Ganguzza, a royalty of $0.25 for each of the first 150,000 units of the P5TM sold. As partial consideration for entering into such agreement, the other parties released Essential Reality, LLC from any and all claims they may have against Essential Reality, LLC relating to the Power Glove, a predecessor product developed by a third party pursuant to the patent we now own. The royalty expense for the year ended December 31, 2002 was $153.

MANUFACTURING

         We utilized V-Tech Communications Ltd. as our manufacturing partner for the P5(TM). V-Tech is one of Southeast Asia's leadiNG manufacturers of consumer electronics, toys and other mass market devices under its own name and on a private label basis for some of the world's foremost electronics, telecommunications and retail concerns. V-Tech works with us under a "work-for-hire" agreement on, amongst other things, establishing manufacturing schemes, developing quality control procedures, arranging (and in some cases executing) vendor agreements with our preferred vendors, identifying cost-reduction opportunities, and preparing for the integration of our machine tooling for production. In addition, we have identified alternative sources of manufacturing to complement or back-up our arrangements with V-Tech. The initial unit cost for the P5(TM) is approximately $45. Implementation of two ASIC designs mAY potentially yield further cost reductions. However, we are currently evaluating the feasibility of implementing potential cost reductions for the P5(TM). Regardless, we do not intend to produce additional P5(TM)'s until we sell our existing inventory and we iNTend on using smaller independent manufacturing facilities in Asia for any additional products we develop.

         Certain key components used in the manufacture of the P5(TM) were purchased directly by V-Tech from single or limited sourcES that specialize in these components. Single-sourced components included certain of our application-specific integrated circuits, sensors (also known as bend sensors) and other components. Due to the precise nature of these components, there are relatively few companies capable of manufacturing the same or similar components at a competitive price. We have closely monitored the relationship between V-Tech and these suppliers to ensure timely performance, payment and satisfaction of all obligations.

PRODUCT DEVELOPERS AND SUPPLIERS

         As of July 1, 2001, Essential Reality, LLC entered into an agreement with VR Yad Development Group, Ltd.,("VR Yad") a third-party developer with expertise in virtual reality systems, for the creation and design of all of our products and software. Through this arrangement, VR Yad worked exclusively for Essential Reality, LLC (and following the business combination, for us) and is reimbursed for their services at cost. This agreement remains in force until terminated by either party, upon not less than thirty days' notice. We had previously reimbursed them approximately up to $40,000 per month for salaries and benefits, plus expenses. To date, the only product that VR Yad has developed for us is the P5(TM), however we continue to utilize their services fOR product development in connection with new products as well as evaluating potential cost reductions for the P5(TM) which may BE implemented in the event we manufacture additional units. VR Yad is entitled to a royalty of 1.0% of net sales, and an additional 0.5% royalty because it timely completed all portions of its development work.

These royalties are not payable until we actually collect the associated revenue, but are payable indefinitely. The royalty expense for the year ended December 31, 2002 is $917. During the period of engagement by us, and for two years after termination of the relationship, VR Yad is prohibited from developing, manufacturing, marketing or selling any product similar to the products it develops for us. We expect to utilize the services of VR Yad in the development of our additional products, however, we have identified alternative sources of development capability in the event a change of developer is necessary.

         As of July 1, 2001, Essential Reality, LLC entered into a loan agreement with VR Yad pursuant to which Essential Reality, LLC agreed to loan VR Yad up to $2,000,000 modified June 10, 2002 to $2,700,000. The loan is non-interest bearing, is payable two years after the date of the loan and is collateralized by all personal property of VR Yad. As of December 31, 2002, approximately $452,121 of this loan remains outstanding and will be remitted through research and development credits from the Canadian government. The Company has recorded a reserve of $52,121 against this balance due to the potential for reduced research and development credits from the Canadian government.

         In January 2001, Essential Reality, LLC entered into a memorandum of understanding with Apjay Technologies for the development of certain components of the P5TM. Pursuant to the memorandum of understanding, we are required to pay royalties of 1% of P5TM's net sales to Apjay Technologies indefinitely. The Company was required to pay a royalty advance of $50,000, of which $15,000 has previously been paid and $35,000 of which is now due because we have incorporated the component developed pursuant to the memorandum of understanding into the P5TM. No subsequent agreement has been executed with Apjay Technologies.

         In July 2000, Essential Reality, LLC entered into a consulting agreement with MC Squared Incorporated to help manage the relationship with product developers. This consulting agreement replaced a previous Development Agreement executed between Essential Reality, LLC and MC Squared in November 1999. In connection with these agreements we paid MC Squared $250,000. We are no longer making payments to MC Squared. In September 2000 the consulting agreement terminated and the development process was managed by us internally. MC Squared is a company owned by a person related to certain members of our Board of Directors. Pursuant to such agreement, we are required to pay royalties of 1.8% on net sales of the P5TM and 9% of the license fee collected by us with respect to P5TM, indefinitely.As of December 31, 2002 $1,098 is due MC Squared. MC Squared has sued us in connection with these agreements. See "Risk Factors - Current Litigation May Have an Adverse Affect on Our Financial Condition and Results of Operations."

COMPETITION

         The P5(TM) faces competition in the electronic gaming peripheral market from high-end mouse controller and joystiCK manufacturers such as Logitech and Microsoft. While several peripherals provide high levels of precision, user programmability and in some cases a limited amount of tactile feedback, we are not aware of any peripherals that offer the combination of tracking and gesture recognition that is found in the P5(TM).

         Companies such as Immersion, Gyration, Fifth Dimension Technologies and Ascension Technologies provide various higher-priced peripherals and motion-capture products for commercial applications. These entities produce systems for relatively complex commercial applications. Prices of these competing products typically run in excess of $1,000 and can exceed $10,000 for advanced models.

We believe the P5(TM) possesses unique competitive advantages due in part to (i) the functionality derived from its patented aND patent-pending technologies,
(ii) its ease of integration and (iii) its mass market price point.

         Moving forward, we anticipate extensive competition in the consumer electronics and youth consumer products markets. We plan to distinguish any products we may have by adding innovative technologies at price points that offer exceptional value.

EMPLOYEES

         As of December 31, 2002 we had 8 full-time salaried employees and no part-time employee. We have since decided to streamline our management team in an effort to maximize our resources as we begin to focus on the distribution of the P5TM beyond its limited retail presence as well as the development of additional products. We believe that the revised structure will create a smaller but more sharply focused management team. We currently have 2 full-time salaried employees and 1 consultant. We believe that our relationship with our employees is satisfactory. We plan on adding additional staff in areas of senior management and product development.

WEBSITE DISCLOSURE

         The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding the Company and other issuers that file electronically with the SEC at HTTP://WWW.SEC.GOV.


ITEM 2.  DESCRIPTION OF PROPERTY.

         We currently lease from a third-party landlord approximately 4,300 square feet of office space at 49 West 27th Street, New York, New York 10001, at a price of $10,570 per month. The lease provides for annual increases in the monthly rent to a maximum monthly rental price of $11,575 and terminates on November 30, 2006. Due to our recent reduction in personnel, we are rethinking our needs for space and considering some alternatives.

ITEM 3.  LEGAL PROCEEDINGS.

         On November 21, 2002, a complaint was filed by MC Squared in United States District Court for the Southern District of New York against us, Humbert Powell, Chairman of our Board of Directors, Steven Francesco, our ex-Chief Executive Officer, David Devor, an officer and Brian Jedwab, a member of our Board of Directors, alleging breach of a development agreement between us (originally Essential Reality, LLC) and MC Squared. Specifically, the complaint alleges a failure by us to provide a design credit to MC Squared on the packaging for the P5(TM). The complaint seeks specific performance and a recall of all P5(TM) products shipped to date withouT the design credits on the packaging. We have submitted an answer with counterclaims and have made a motion to dismiss this complaint. A decision on the motion is pending.

         On January 21, 2003 a complaint was filed by RDA International, Inc. in the Supreme Court of the State of New York against us seeking payment of $203,264 or work, labor and services performed in connection with advertising, marketing and multimedia programs for the P5(TM).This amount has been accrued at December 31, 2002.

         On February 28, 2003, a complaint was filed by Aaron Gavios, a former employee of ours, in The United States District Court for the Southern District of New York against us, Humbert Powell, Chairman of our Board of Directors and Brian Jedwab, a member of our Board of Directors, alleging breach of a contract. Specifically, the complaint alleges failure to provide for severance pay, failure to provide stock options and failure to reimburse for automobile lease totaling $120,000, plus interest and legal fees.

         On April 16, 2003, a complaint was filed by Ziff Davis Media, Inc. in the Supreme Court of the State of New York against the Company (originally, ER,
LLC) seeking payment of $27,443.17 for print advertising for the P5(TM).

         We believe we have valid defenses to these claims and intend to vigorously defend ourselves; however, there can be no assurance that we will be successful. The costs associated with these litigations, including the time required to defend ourselves, as well as the potential cost should there be an adverse judgment against us, may have a material adverse effect on our financial condition and results of operation.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

         Our common stock has been eligible for trading on the Over-the-Counter Bulletin Board ("Bulletin Board") since April 19, 2001. To the extent we do not timely file our reports with the SEC our common stock may no longer be eligible for trading on the Bulletin Board. On June 26, 2002, the ticker symbol was changed from JPAL to ESSR. The following table sets out the high and low closing bid prices of our common stock during the periods indicated as quoted on the Bulletin Board. Prices reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

                                                     HIGH          LOW
                                                     ----          ---
                2001
                Second Quarter *                    $1.00         $0.26
                Third Quarter                       $7.00         $1.00
                Fourth Quarter                      $6.05         $2.97

                2002
                First Quarter                       $4.30         $4.05
                Second Quarter                      $4.05         $2.25
                Third Quarter                       $3.22         $1.41
                Fourth Quarter                      $1.95         $0.80

     o    Restated for 5 for 1 stock split effective July 2, 2001.



 CHANGE IN SECURITIES

         On November 6, 2002, the Company issued 50,000 shares of common stock valued at approximately $70,000 to a consultant for legal services.

         On March 12, 2003, the Company sold 100,000 shares of Common Stock to a private investor for $1.00 per share totaling $100,000.


HOLDERS

         As of June 21, 2003, we had 101 holders of record of our common stock.

DIVIDEND POLICY

         We have never declared or paid dividends on our common stock and do not anticipate declaring or paying any cash dividends on our common stock in the near future. We plan to retain any future earnings for the development of our business. The payment of future dividends will be at the discretion of our board of directors and will depend upon our, among other things, future earnings, capital requirements, financial condition and general business conditions.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

OVERVIEW

         On June 20, 2002, Essential Reality, LLC, a Delaware Limited Liability Company ("ER LLC"), completed a business combination with JPAL, Inc., a Nevada corporation and an SEC registrant ("JPAL") pursuant to an Amended Contribution Agreement between ER LLC and JPAL, whereby all of the members of ER LLCcontributed their membership interests in ER LLC to the Company in exchange for an aggregate of 16,874,784 shares of the Company's common stock (the "Transaction"). Concurrent with the Transaction, the shareholders of JPAL canceled 7,564,326 of their shares of JPAL common stock and were left with 1,080,934 shares of common stock representing 6.02% of the Company. Following the Transaction, JPAL changed its name to Essential Reality, Inc.
".

         In connection with the Transaction, (i) holders of certain bridge notes issued by the Registrant received, as additional consideration, two-year warrants ("Bridge Warrants") to purchase up to an aggregate of 840,000 shares of Common Stock and 15,000 shares of Common Stock (collectively, the "Bridge Warrant Shares"), at a purchase price of $1.90 and $1.30 per share, respectively, (ii) holders of certain bridge notes issued by the Registrant exchanged them for convertible promissory notes of the

Company ("Convertible Notes"), which were convertible for a period of six months at a conversion price of $1.90 into an aggregate of 263,158 shares of Common Stock (the "Convertible Note Shares"), and (iii) the Company issued warrants ("Additional Warrants") to purchase up to an aggregate of 331,211 shares of Common Stock (the "Additional Warrant Shares") at a purchase price of $1.30 per share.

         When the offer expired, a total of $250,000 of the outstanding notes had been tendered for conversion into 217,391 common shares. The holders of these shares were granted the following registration rights (1) the Company became obligated to file a registration statement covering 60% of the underlying shares of common stock and (2) piggyback registration rights were granted for the remaining 40% of the shares granted.

         The Transaction was accounted for as a capitalization in which ER
LLC is the accounting acquirer and JPAL is the legal acquirer. The management of ER LLC remained as the management of the Company. Since the Transaction was accounted for as a capitalization and not a business combination, no goodwill has been recorded in connection with the Transaction and the costs incurred in connection with the Transaction have been accounted for as a reduction of additional paid-in capital. As a result of the capitalization,
(i) the historical financial statements of the Company for periods prior to the date of the Transaction are the historical financial statements of JPAL, and, therefore, JPAL's historical financial statements are no longer presented; (ii) all references to the financial statements of the "Company" apply to the historical financial statements of ER LLC prior to the Transaction and to the financial statements of the Company subsequent to the Transaction; and (iii) any reference to the Company applies solely to ER LLC and Essential Reality, Inc.

         Founded in 1999, ER LLC was a developer of real-time tracking and sensory technologies. We are focusing on combining these technologies into products that enhance the interaction between human beings and computer platforms, with initial emphasis on a product called the P5(TM). The P5(TM) enables three-dimensional movement of the cursor as well as pitch, yaw and roll. The user movinG his hand and/or bending his fingers controls the P5(TM).

         The Company began product shipments in October of 2002, and has not yet generated significant revenue, but continues to incur significant losses from operations. Inventory sold with the right of price protection and/or right of return is reported as inventory on consignment in accordance with the below stated accounting policy for revenue recognition. The attainment of profitable operations are dependent upon future events, including obtaining adequate financing to fulfill our future development activities, and achieving a level of revenue adequate to support its cost structure. There can be no assurance that such future events shall occur.

CRITICAL ACCOUNTING POLICIES

We have identified the following as critical accounting policies:

         PRODUCT DEVELOPMENT - Product development costs include expenses incurred by the Company to research and develop the P5TM product. Product development costs are expensed until such time as it is determined that a product is technologically feasible. Product development costs are capitalized from such date until such time as product development is substantially complete. Product development costs capitalized will be amortized on the straight-line basis over the lesser of the estimated useful life of the product or three years.

         REVENUE RECOGNITION - The Company recognizes under SAB 101 gross revenue when the earnings process is complete, as evidenced by an agreement with the customer, transfer of title and the rights and risks of ownership have passed to the customer, the product is delivered, the price is fixed and determinable, and collection of the resulting receivable is reasonably assured. Because the Company allows many of its distributors price protection and/or right of return, recognition of revenue in the accompanying financial statements has been deferred until the distributors sell the merchandise and the cash is collected by the Company. Inventory at distributors is reported as consigned in the balance sheet.

         In cases where sales are made to certain distributors and title has transferred, risks of ownership has passed and collection is assured, sales have been recorded and an account receivable has been recorded. The Company records an allowance for uncollectible accounts on a customer-by-customer basis as appropriate.

         The Company may bundle product offerings from third-party vendors along with the P5 product or may sell the P5 independently. The software is incidental to the product as a whole and according to FASB 86, Accounting for the Costs of Computer Software To Be Sold, Leased or Marketed, all revenue will be allocated to the P5. As such, the Company will record the gross amount of the purchase price of the P5 product as revenue and will reflect the royalty to be paid to the third-party vendor as a component of cost of sales.

         INVENTORY - Inventory is valued at the lower of cost or market, with cost being determined on the first in-first out basis. The inventory represents high-technology parts that maybe subject to rapid technology obsolescence and which are sold in a highly competitive industry. If the actual product demand or selling prices are less favorable than we estimate, the company establishes an allowance account based on net realizable values. Inventory sold with the right of price protection and or right of return is reported as inventory on consignment.

RESULTS OF OPERATIONS

THE YEAR ENDED DECEMBER 31, 2002 COMPARED TO THE YEAR ENDED DECEMBER 31, 2001

REVENUE. For the year ended December 31, 2002, the Company recognized product-related revenues in the amount of $112,602 as compared to no revenues for the year ended December 31, 2001. The increase in our revenue resulted from the launch of our first product, the P5TM, in November 2002. Revenue will be deferred in accordance with the above stated accounting policy for revenue recognition until certain events have been resolved.

COST  OF  REVENUE.  For  the  year ended December 31, 2002, cost revenue totaled
$304,023 compared to $ $0 for the year ended December 31, 2001.This was a development stage company through September 30, 2002. The increase in cost of revenue resulted from the Company transitioning from a development stage company to an operating company effective October 1, 2002.

OPERATING EXPENSES. For the year ended December 31, 2002, operating expenses totaled $7,507,066 compared to $3,131,444 for the year ended December 31, 2001. The increase in operating expenses resulted from the increase in sales and marketing, general and administrative expenses and stock based compensation which more than offset the decrease in product development as described below.

Product development expense. For the year ended December 31, 2002 product development expense decreased from $1,579,129 to $1,037,396 a net decrease of $541,733 as compared to the year ended December 31, 2001. The decrease was primarily due to a decrease of approximately $315,435 in fees paid to third party developers, which includes materials used in the development and manufacturing of our P5(TM) product, and $260,000 in capitalized product development costs. Included in product development costs are $33,700, aND $55,000 for years ended December 31, 2002 and 2001, respectively, paid to Abrams Gentile Entertainment, Inc. owned by certain of our shareholders.

Sales and marketing expense. For the year ended December 31, 2002 sales and marketing expense increased from $716,674 to $1,711,894, a net increase of $995,220 as compared to the year ended December 31, 2001. The increases in sales and marketing expense is primarily due to $296,429 in marketing related salaries, $86,235 in trade shows and related travel, $289,400 in advertising and $308,515 in consulting.

General and administrative expenses. For the year ended December 31, 2002 general and administrative expenses increased from $823,791 to $1,924,823, a net increase of $1,027,220 as compared to the year ended December 31, 2001. The increase in general and administrative expenses is primarily due to an increase of approximately $426,902 in salaries and benefits, increase in consulting fees $173,529, increase in insurance of $115,331, increase in professional fees of $261,115, and increase in office expense of $30,486. Included in general and administrative expenses are costs incurred of approximately $203,479 and $242,000 for the years ended December 31, 2002 and 2001, respectively, by Business Development.com Inc. and Hymax Group, LLC, companies that are related to certain members of LCG Capital Group. Such costs include consulting fees, employee salaries, occupancy, telephone and computer leases. In the case of employee salaries, costs were allocated to us based on the time each employee conducted business specific to us. In the case of the other expenses, costs are allocated based on a percentage of resources used by us. In our opinion, allocated expenses incurred from related parties approximate fair market value.

         Stock based compensation for the year ended December 31, 2002 was $880,885 as compared to -0- for the year ended December 31, 2001. The non-cash charge was related to amortization of deferred compensation for stock options issued to employees, directors, advisors and consultants.

OTHER INCOME(EXPENSE) Interest income for the year ended December 31, 2002, decreased from $20,465 to $17,025, a net decrease of $3,440 as compared to the year ended December 31, 2001. Interest earned from the note receivable for Essential Reality, LLC's members' capital was $2,536 for the year ended December 31, 2002 compared to $20,465 for the year ended December 31, 2001. The balance was due to lower cash balances during 2002.

         Interest expense for the year ended December 31, 2002 increased from $20,565 to $1,173,944, a net increased of $1,153,439 as compared to the year ended December 31, 2001. In 2002, interest expense related primarily to bridge loans (Notes Payable) of $171,396, a non cash charge of $402,173, resulting from the beneficial conversion feature on July 17, 2002 and $579,870, was primarily due to the warrants and the convertible notes issued at the time of the merger and subsequent financing during 2002, described in "Liquidity and Capital Resources" below.

         Net loss for the years ended December 31, 2002 and 2001 were $8,853,480 and $3,131,484, respectively.

LIQUIDITY AND CAPITAL RESOURCES

            Since its inception through December 31, 2002 we had accumulated deficit of $13,625,722 and expect to continue to incur losses for the foreseeable future. We have financed our operations primarily through bridge loans and private placements described in the overview.

            For the year ended December 31, 2002 net cash used in operating activities increased from $2,629,163 to $6,598,959 a net increase of $3,960,796 as compared to the year ended December 31, 2001. Net cash and cash equivalents used in operations for the year ended December 31, 2002 consisted of net loss from continuing operations of $8,853,480 less non cash items of $3,413,200 consisting primarily reserve for collectibility of notes 102,121, reserve for inventory obsolescence of $1,363,361, non-cash compensation of $880,885, amortization of deferred interest of $208,302, and decrease in deferred financing costs of $217,755, increase in inventories of $1,667,890, increase in notes receivable of $502,121, increase in account receivable of $38,679, increase in other assets of $61,157 and net increase in liabilities of $893,413.

            Net cash used in investing activities for the year ended December 31, 2002 increased from $30,949 to $693,495 a net increase of $662,546 as compared to the year ended December 31, 2001. The increase primarily for the purchase of capitalized software, website and equipment.

            Net cash provided by financing activities for the year ended December 31, 2002 increased from $2,442,070 to $7,467,449 a net increase of $5,025,379 as compared to the year ended December 31, 2001. primarily as follows:

 The Company completed a private placement which generated cash proceeds of $6,083,076 net of costs associated with the Offering of $988,103, of which $217,755 was prepaid as of December 31, 2001.

            We received proceeds from bridge loans of $1,825,000 for prior to the closing of June 20, 2002. Bridge loans outstanding prior to closing of the transaction and Offering amounted to $3,325,000. Upon closing of the Offering, $250,000 of the bridge loans were converted to 480,000 membership units of ER LLC and we repaid an additional $1,100,000 of the bridge loans. Upon closing of the transaction the remaining bridge loans and accrued interest in the amount of $2,378,431 were eliminated and the Company assumed $1,717,070 of notes payable to third party lenders. Proceeds of notes receivable $82,971 and repayment of advances from related companies of $5,705.

            On November 20, 2002, We received $500,000 partial bridge financing (the "Financing") from a subscription agreement for $1,000,000 consisting of a six month 8% Secured Convertible Debenture (the"Debenture") due on May 20, 2003. The Debenture is convertible into units at a price of $1.00 per unit, each such unit consisting of one share of Common Stock and a warrant to purchase 0.20 shares of Common Stock at an exercise price of $0.20 per warrant, or $1.00 for a whole warrant. The Black Scholes value of the warrants and the beneficial conversion feature will be amortized to interest expense over the life of the debt. The Financing is intended to assist the Company with its cash flow as it seeks to raise additional financing through the sale of equity securities. An additional $500,000 was received in connection with this subscription in the first half of 2003 and the company issued additional 8% Secured Convertible Debentures.

            We anticipates that, based on its proposed plans and assumptions relating to the implementation of its business plan, cash on hand as of December 31, 2002 together with projected revenue, it will have a cash shortfall of approximately $600,000 as of May 31, 2003. Should the Company not raise additional capital and generate the projected revenue, the company expects to adjust its business plan and cash burn rate such that cash on hand as of December 31, 2002, and the cash proceeds of the bridge loans and private placement received in the amount of $662,500 through May 1, of 2003 will be sufficient to satisfy operations through May 31 ,2003. Thereafter, the Company will require additional funding in order to reach the point of self-sufficiency. The Company hopes to raise the additional cash from the exercise of certain warrants and/or through additional offerings of its securities. The Company is unable to project cash requirements through December 31, 2003 until it more fully determines the level of projected revenue from the sale of future products and the ability to raise additional funds through public offerings or private placements.

POTENTIAL PRIVATE PLACEMENT

         We will require substantial funding to continue our website development, marketing, sales, and administrative activities. We have raised funds in the past through the sale of securities, and may raise funds in the future through public offerings or private placements of securities, collaborative arrangements or from other sources.

         However, there can be no assurance that we will be able to raise any additional funds. If additional funding is not available to us when needed, we may be required to cease operations.

         Because we were not able to raise the necessary capital to generate the projected revenue by December 31, 2002, we adjusted our business plan and cash burn rate for the first quarter of 2003 by terminating five key executives with annual salaries totaling $1,030,000.

         We have an Investment Banking/Advisory Agreement with First Securities USA, Inc. through its SBI USA division as the exclusive financial advisor, for six months starting March 10, 2003 in connection with the management of an offering of "PIPE" (Private Investment In Public Equity) equity securities, on a best efforts basis up to $5 million dollars with a minimum of $3 million dollars. The private placement will be structured as a transaction exempt from section 5 of the Securities Act of 1933 and shall comply with section 4(2) of the Securities Act and Regulation D. We will pay the Investment Banker a retainer of $25,000 in shares of our common stock. In addition, we will pay a commission in cash equal to 10% of the aggregate gross proceeds of the securities sold, as well as warrants to the purchase of a number of securities equal to 10% of the number of securities sold in the private placement. The warrants will be excercisable for five years at a price equal to 110% of the offering price per security. We will also pay all fees of the counsel to the Investment Banker not to exceed $5,000.

         We believe that if we are be able to consummate the private placement we should have sufficient funds to cover our operating expenses for at least the next twelve months. We will pursue opportunities to finance our operations and satisfy our cash requirements with a combination of debt financing, stock sales, and, in the longer term, revenue from operations. Among the options available to and being considered by management to ensure we have sufficient working capital for the next twelve months are a) plans to continually reduce or delay expenditures, b) plans to increase cash flow through acquisitions, c) plans to borrow money using the assets and cash flow of potential acquisitions and/or existing equity investees and d) plans to increase ownership equity through various funding vehicles including convertible debentures, private placements and registration of shares for sale to the public.

         There can be no assurance that any of these options, if they were to occur, would provide sufficient working capital to us.

         During 2003 we will provide severance pay for the five executives in the amount of $201,000. Certain payments are contingent upon us obtaining installment financing of at least $1 million, excluding bridge loans.

         In February we issued to Steven T. Francesco former CEO, a 5 year warrant to purchase 250,000 shares of common stock at an exercise price of $0.75 per share. He may join the Company's advisory board and receive an additional 5 year warrant to purchase 50,000 shares of common stock at an exercise price of $0.75 per share. The Black- Scholes value of the warrants feature will be amortized to stock based compensation over the life of the warrant.

         Certain executives will have one year from the date of their severance agreements to exercise their stock options in the amount of 161,667 shares or have them forfeited.

Commitments

                               Payments Due By Period
                          ----------------------------------------
                            Less Than   1 to       4 to     After
                            Total       One year   3 Years  5 years  5 years
                          ------------  ---------- -------  -------- --------
Long-term debt             $ 0           $   0     $  0     S   -    S   -
Employment Contract -
Mr. Devore                   0               0        0         -        -

Other Employment Contracts
- Non Officers               0               0        0         -        -

Capital Lease Obligations    -               -        -         -        -

Operating Lease              0               0        0         -        -
                          ------------  ---------- -------  -------- --------
Total Cash Commitments    $  0          $   0      $  0     $    -   $   -
                          ============  ========== =======  ======== ========


RECENT ISSUED ACCOUNTING PRONOUNCEMENTS

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

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", effective for fiscal years beginning after December 15, 2001. Under SFAS No. 144 assets held for sale will be included in discontinued operations if the operations and cash flows will be or have been eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations of the component.The Company adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No.144 did not have a material impact on the Company's results of operations or financial position.

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

         In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 will supersede Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that costs associated with an exit or disposal plan be recognized when incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No.146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

         In October 2002, the FASB issued Statement No. 147, "Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9," which removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with Statements No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." In addition, this Statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. The requirements relating to acquisitions of financial institutions are effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. The adoption of this Statement did not have a material impact to the Company's financial position or results of operations as the Company has not engaged in either of these activities.

            In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of ASB
Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34" ("FIN No. 45"). The interpretation requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that obligation. This interpretation is intended to improve the comparability of financial reporting by requiring identical accounting for guarantees issued with separately identified consideration and guarantees issued without separately identified consideration. For the company, the initial recognition, measurement provision and disclosure requirements of FIN No. 45 are applicable to guarantees issued or modified after December 31, 2002. The company is currently evaluating what impact, if any, adoption of FIN No. 45 will have on its consolidated financial position, consolidated results of operations, or liquidity.

            In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of this statement did not have a material impact on the Company's financial position or results of operations as the Company has not elected to change to the fair value based method of accounting for stock-based employee compensation.

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

         During April 2003, the FASB issued SFAS 149 - "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of this Statement should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The Company does not participate in such transactions, however, is evaluating the effect of this new pronouncement, if any, and will adopt FASB 149 within the prescribed time.

         During May 2003, the FASB issued SFAS 150 - "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The Company is evaluating the effect of this new pronouncement and will adopt FASB 150 within the prescribed time.


FACTORS THAT MAY AFFECT FUTURE RESULTS


A LIMITED OPERATING HISTORY MAKES EVALUATING OUR BUSINESS DIFFICULT.

         Prior to our business combination with ER LLC, their operations consisted primarily of organizational activities and product development. In addition, our consumer electronics and youth product divisions are still in their initial stages. Accordingly, there is very limited operating history upon which an evaluation of our prospects and future performance can be based. There can be no assurance that we will be able to develop our products as we envision, raise additional capital to develop our business, generate revenues or become a viable business. Our prospects must be considered in the light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development.

DUE TO OUR OPERATING REQUIREMENTS AND LESS THAN EXPECTED REVENUES, WE REQUIRE ADDITIONAL FINANCING OR WE WILL BE UNABLE TO CONTINUE AS A GOING CONCERN.

         ER LLC had no revenues prior to its business combination with us since its products had not yet been offered to the public. We have begun to receive limited cash proceeds from sales of the P5(TM), but sales have been slower than we anticipated due, in part, TO general economic conditions and weaker than expected sales of PC's, PC games and the peripherals associated therewith. We have not sold any other products in our other divisions. We anticipate that we will need to raise additional capital in the immediate future to continue business operations; however, there can be no assurance that such financing, or any additional financing, will be available to us when needed, on commercially reasonable terms or at all. Any inability to obtain additional financing when needed could have a material adverse effect on us, requiring us to curtail and possibly cease our operations.


WE EXPECT TO INCUR OPERATING LOSSES AND NEGATIVE CASH FLOW FOR THE FORESEEABLE FUTURE.

         We have incurred and expect to incur significant net losses and to experience negative cash flow for the foreseeable future. The auditors opinion attached hereto indicates substantial doubt about our ability to continue as a going concern. Our success depends on the further development of our products, establishing and strengthening our lines of business, as well as establishing distribution channels for our products and relationships with retailers. Accordingly, we intend to continue making significant capital expenditures to market, promote, manufacture and develop our products and execute our business model. As a result of such expenditures, we will need to generate significant revenues to achieve profitability. There can be no assurance that we will ever achieve revenues or profitable operations.


WE NEED TO HIRE ADDITIONAL PERSONNEL AND MANAGE OUR GROWTH EFFECTIVELY IN ORDER TO BECOME A SUCCESSFUL COMPANY.

         We believe that our growth through the development and implementation of our business plan will result in an increase in responsibilities on our management team and will place added pressures on our operating and financial resources. We will also need to hire additional management, sales and operational personnel. There can be no assurance that we will have the funds to hire such personnel or that they will otherwise be available to hire to allow us to manage our business. In addition, to manage this anticipated growth, we must implement systems and train, manage and integrate our employees as we expand our employee base. We cannot assure you that we have made adequate allowances for the costs and risks associated with this growth, that our procedures or controls will be adequate to support our operations, or that our management will be able to successfully offer and expand our products. If we are unable to manage our growth effectively, our business could be materially adversely affected.

3D ENVIRONMENTS, ON WHICH WE HAVE BASED OUR FIRST PRODUCT LAUNCH, MAY NOT ACHIEVE SIGNIFICANT MARKET ACCEPTANCE.

         Our sales efforts with respect to the P5(TM) have not and may not generate sufficient revenues to recover development aND marketing costs, especially if games using the 3D environment do not reach a significant level of market acceptance. We have devoted significant development and marketing resources on designing the P5(TM) for USB-compatible systems. If such systems do not achieve wiDE acceptance by consumers or such manufacturers are unable to ship a significant number of such units in a timely fashion we will experience lower than expected sales. If we cannot develop sufficient sales for the P5(TM) or other products we may sell, we will nOT be able to continue as a going concern.

THE EFFECTS OF A HIGHLY COMPETITIVE PERIPHERAL INPUT DEVICE MARKET MAY HAVE A MATERIAL ADVERSE EFFECT ON OR RESULTS OF OPERATIONS.

         The market for peripheral input devices, including mice and joysticks, is very competitive. In addition, Microsoft, Sony and Nintendo, who currently dominate the interactive entertainment hardware and software industry, may determine to develop their own 3D peripheral port device or limit the functionality of input devices utilizing their USB ports, and have the financial resources to withstand significant price competition and to implement extensive advertising campaigns. Many of our competitors have far greater financial, technical, personnel and other resources than we do, and many are able to carry larger inventories and adopt more aggressive pricing policies. Prolonged price competition or reduced operating margins could cause profits associated with the P5(TM) TO decrease significantly.

INCREASED COMPETITION FOR LIMITED SHELF SPACE AND PROMOTIONAL SUPPORT FROM RETAILERS COULD AFFECT THE SUCCESS OF OUR BUSINESS AND REQUIRE US TO INCUR GREATER EXPENSES TO MARKET OUR PRODUCTS.

         Retailers typically have limited shelf space and promotional resources, and competition is intense among an increasing number of newly introduced interactive entertainment software products and related items for adequate levels of shelf space and promotional support. Competition for retail shelf space is expected to increase, which may require us to increase our marketing expenditures. Competitors with more extensive lines, popular products and financial resources frequently have greater bargaining power with retailers. Accordingly, we may not be able to achieve the levels of support and shelf space that such competitors receive.

PRODUCT RETURNS THAT EXCEED OUR ACCRUALS OR PRODUCTS DELIVERED BUT NOT SOLD MAY SIGNIFICANTLY IMPACT OUR FINANCIAL RESULTS.

         As a manufacturer of consumer products, we are exposed to the risk of product returns, either through the exercise by customers of contractual return rights or as a result of our assistance in balancing inventories of retailers and distributors, as well as the risk of products delivered to retailers not being sold to consumers. A portion of our net sales may result in increased inventory at our distributors and resellers, which could lead to reduced orders by these customers in future periods. Overstocking by our distributors and retailers may lead to higher than normal returns or a deduction based on the amount of product not sold. The difficulty in predicting future sales increases the risk that new product introductions, price reductions or other factors affecting the electronic consumer products market would result in significant product returns. In addition, we may introduce product upgrades, enhancements and improved packaging, and thus may experience higher rates of return on our older products.

WE ARE UNDER THE CONTROL OF CERTAIN SHAREHOLDERS, WHICH COULD PREVENT THE TAKING OF CERTAIN ACTIONS WHICH MAY BE BENEFICIAL TO THE OTHER SHAREHOLDERS.

         LCG Capital Group, LLC, one of the original members of Essential Reality, LLC who received shares of our common stock pursuant to our business combination with Essential Reality, LLC, may be deemed to beneficially own a substantial majority of our common stock by virtue of a voting agreement with certain other of our other shareholders. Consequently, LCG will control the outcome of substantially all matters submitted to a vote of our security holders, including but not limited to the selection of members to our Board of Directors and the adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination we may potentially be involved in. LCG is controlled by Winchester Capital Group, LLC, which is controlled by Michael Alpert.

OUR COMMON STOCK IS SUBJECT TO PENNY STOCK REGULATION, WHICH MAY LIMIT THE LIQUIDITY OF OUR COMMON STOCK AND THE ABILITY OF OUR SHAREHOLDERS TO SELL OUR SHARES.

         Our common stock is subject to regulations of the SEC relating to the market for penny stocks. These regulations generally require that a disclosure schedule explaining the penny stock market and the risks associated with the penny stock market be delivered to purchasers of penny stocks and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. The regulations applicable to penny stocks may severely limit the market liquidity for our securities and could reduce our shareholder's ability to sell our securities in the market.

IF WE ARE NOT CURRENT IN OUR PERIODIC FILINGS WITH THE SEC, WE COULD LOSE OUR ELIGIBILITY TO TRADE OUR SECURITIES ON THE OTC BULLETIN BOARD, WHICH WOULD HAVE AN ADVERSE AFFECT ON OUR ABILITY TO RAISE ADDITIONAL FUNDS.

         We are required to file annual and quarterly reports with the SEC, pursuant to the Securities Exchange Act of 1934, as amended, and the rules promulgated there under. To the extent we do not timely file such reports, our securities may no longer be permitted to be traded on the OTC Bulletin Board, and would then be listed on the "pink sheets." Such action would have an adverse affect on our ability to raise additional funds in the future since many potential investors will not invest in companies whose securities are traded on the "pink sheets."

ITEM 7.  FINANCIAL STATEMENTS.

See our financial statements beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Effective March 13 ,2003 ("Termination Date") we terminated our relationship with Deloitte & Touche LLP ("D&T") the Company's principal independent accountant. On such date the Company engaged Stonefield Josephson, Inc. ("Stonefield") to serve as the Company's new principal independent accountant.During the two most recent years and through December 31, 2002, the Registrant has not consulted with Stinefield Josephson, Inc. on items regarding the application of accounting ptinciples to a specified transaction, either completed or proposed, or the type of audit opinion which might be rendered on the Registrant`s financial statemente. Our Audit Committee and Board of Directors participated in and approved the decision relating to the change in independent auditors' from D&T to Stonefield.

         During the two fiscal years ended December 31, 2001 and any subsequent interim period through March 13, 2003 there were no disagreements between us, Essential Reality LLC and D&T on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to their satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their report, except for material weaknesses in internal control.

PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Pursuant to the terms of our business combination with ER LLC, upon consummation of the transaction, each of the officers and directors of ER LLC became our officers and directors. We have since decided to streamline our management team in an effort to maximize our resources as we begin to focus on the distribution of the P5TM beyond its limited retail presence as well as the development of additional products. We believe that the revised structure will create a smaller but more sharply focused management team.

EXECUTIVE OFFICERS AND OTHER SIGNIFICANT EMPLOYEES

         Set forth below for each of our executive officers and other significant employees and consultants is his name, age, positions and offices held with us, and his principal occupations during the past five years. We plan on hiring additional management personnel in the future, including but not limited to a full-time President, Chief Executive Officer and Chief Financial Officer.

       NAME                         AGE                     TITLE
       ----                         ---                     -----
Humbert B. Powell, III               63                    Chairman of the Board

John Gentile                         45                    Interim President and Chief Operating Officer

George Mellides                      62                    Acting Chief Financial Officer

David Devor                          40                    Vice President, Marketing & Sales

HUMBERT B. POWELL, III, CHAIRMAN OF THE BOARD
Mr. Powell had been ER LLC's acting Chief Executive Officer and had worked for us in the same capacity following the consummation of our business combination with ER LLC until July 1, 2002. Since July 1, 2002, he has served as Chairman of our Board of Directors. Mr. Powell also has been a Managing Director at Sanders Morris Harris, a regional investment-banking firm headquartered in Houston, Texas, with a branch in New York City, where he resides, since November 1996. Mr. Powell served as Chairman of Marleau, Lemire USA and Vice Chairman of Marleau, Lemire Securities, Inc. between 1994 and 1996. Prior to his employment with Marleau, Lemire he served as a Senior Managing Director in the Corporate Finance Department of Bear Stearns & Co., from 1984 to 1994, with responsibilities for the investment banking effort both domestically and internationally. Prior to his employment with Bear Stearns, Mr. Powell served as a Senior Vice President and Director of E.F. Hutton & Co., where he was employed in various capacities for 18 years. He is also a Director of Lawman Armour Corp., Bikers Dream Inc., World Water Corp., and a trustee of Salem-Teikyo University.

JOHN GENTILE, INTERIM PRESIDENT AND CHIEF OPERATING OFFICER
Mr. Gentile has served as our Interim President and Chief Operating Officer since December 31, 2002. Mr. Gentile has also served as President of Abrams Gentile Entertainment (AG), a New York-based entertainment technology and marketing firm since its inception in 1986. He also is a principal and board member of T-INK Technologies, Inc.(TM), a company founded in December 2000 that develops and markets high tech conductive inks for both interactive consumer and industrial applications. Mr. Gentile, along with his brother Anthony, holds many patents and trademarks for technology and toy applications, as well as technical and process technologies they have created for joint ventures with Hasbro, Kenner and Mattel, which collectively generated over a billion dollars of retail sales. Prior to AG, he was a founder and Chief Executive Officer of The Instar Group from 1973 to 1986, an entertainment design firm where he created many successful campaigns and film design for Paramount Pictures, Universal Studios and Columbia Pictures.

GEORGE MELLIDES, ACTING CHIEF FINANCIAL OFFICER
Mr. Mellides has served as our Acting Chief Financial Officer since March 24, 2003. Previously, from May 2000 to February 2003, Mr. Mellides served as Chief Financial Officer of James Barclay Alan, a small-cap Investment Banking Company. From January 1999 to April 2000 he served as Chief Financial Officer of Dreman Value Management, Investment Advisors and from January 1996 through December 1998 he served as Chief Financial Officer of Laidlaw Global Securities.

DAVID DEVOR, VICE PRESIDENT, SALES & MARKETING
Mr. Devor had been with ER LLC since November 1999, and since November 2001 has been our Vice President of Marketing, responsible for marketing and branding of our products. Prior to joining ER LLC, Mr. Devor managed private equity investments from February 1991 to October 1999 through his principal position with Devor Capital Investments LLC, which is an investment firm specializing in high-tech companies, with a primary focus on interactive entertainment, electronic gaming and Internet-related opportunities. Prior to that, from October 1983 to January 1991, Mr. Devor founded and managed a large chain of home entertainment furnishings centers. On February 27, 1996, Mr. Devor pleaded guilty to the crime of offering a false instrument for filing. He received a three-year conditional discharge, paid $10,000, and was obligated to perform 40 hours of community service.

John Gentile, our interim President, Chief Operating Officer and Director, is the brother of Anthony Gentile, another Director of ours. There are no other family relationships among our directors and executive officers.

BOARD OF DIRECTORS
Set forth below for each of the five members of our Board of Directors is his name, age, the term during which he has served as one of our directors, his principal occupations during the past five years and any additional directorships he has held in publicly-held companies.

MARC A. FRIES, age 34
Mr. Fries has been the President of The Raynor Group ("Raynor"), an established national sales and marketing firm in the office furniture industry, since February 1998. Mr. Fries is responsible for the development and implementation of sales strategies for each of the distribution channels Raynor services. These channels include big box retail, mail order, Internet sales, national buying groups, regional distributors and independent dealers. Mr. Fries has headed the licensed product division at Raynor since its inception two years ago. Currently this division is launching its Technomesh(TM) seating and accessories product line under license agreements with National Football League Properties and the National Hockey League. Raynor is in the process of signing agreements with the National Basketball Association and the NCAA Collegiate Licensing Committee. Mr. Fries has been responsible for all product development including design, global sourcing and manufacturing for Raynor. He has been instrumental in developing its marketing plan and coordinating sales and distribution with key retail partners across the country. Prior to being appointed President of Raynor, Mr. Fries was the National Sales Manager responsible for Raynor's outside sales force. Mr. Fries began his career in sales with Raynor in October 1990. Mr. Fries received his Bachelor of Arts in Economics from Yeshiva University in New York.

BRIAN D. JEDWAB, ESQ., AGE 32
Mr. Jedwab has served as general counsel to Hymax Group, LLC, a private equity investment company with investments in numerous public and private companies, primarily Internet and technology related, since 1997. In such capacity, he has been responsible for the direction and management of all legal and administrative affairs. Mr. Jedwab has practiced law in the areas of commercial litigation and real estate, is a member of the Bar of the States of New York and New Jersey and is a member of the New York State Bar Association. Mr. Jedwab received his B.A. in History cum laude from Queens College and received a J.D. from the Benjamin N. Cardozo School of Law.

ANTHONY GENTILE, AGE 45
Mr. Gentile has served as Vice-President of AG since its inception in 1986. He also is a principal and Board member of T-INK Technologies, Inc.(TM), a company founded in December 2000 that develops and markets high tech conductive inks for both interactive consumer and industrial applications. Mr. Gentile, along with his brother John, holds many patents and trademarks for technology and toy applications, as well as technical and process technologies they have created for joint ventures with Hasbro, Kenner, and Mattel, which collectively have generated over a billion dollars of retail sales. Prior to AG, he was a founder and Vice-President of The Instar Group from 1973 to 1986, an entertainment design firm where he created many successful campaigns and film design for Paramount Pictures, Universal Studios and Columbia Pictures.

For Humbert B. Powell, III's and John Gentile's information, see "Executive Officers and Other Significant Employees" above.

COMMITTEES

In June 2002, our Board of Directors established an audit committee and a compensation committee. The Board has assigned certain responsibilities to the committees and the committees approve actions and make recommendations to the Board. The audit committee works with the chief financial officer and outside auditors, in connection with various auditing and accounting matters, including the recommendation of auditors, the scope and accuracy of the annual audits, fees to be paid to the auditors, the independence of the auditors, and our internal controls and accounting practices. The members of the audit committee currently are Humbert B. Powell, III (Chairman) and Marc Fries. The compensation committee reviews the budget and recommends, reviews and oversees the salaries, benefits and stock option plans for our employees, consultants, directors and other individuals compensated by us. The members of the compensation committee currently are Humbert B. Powell, III (Chairman), Brian D. Jedwab and Anthony Gentile. The Board and its committees currently are examining the impact of the Sarbanes-Oxley Act of 2002 on their structure and operations. Our Board of Directors may from time to time establish other committees to facilitate our management.

ADVISORY BOARD
In January 2001, ER, LLC established an advisory board for the purpose of providing it with strategic advice. The members of the advisory board meet periodically with and advise our employees, customers and third-party consultants. Set forth below for each member is his or her name, age and principal occupations during the past five years.

PAUL EIBELER, AGE 45
Mr. Eibeler is the President of Take-Two Interactive, an integrated global developer, marketer, distributor, and publisher of interactive entertainment software games and accessories for the Sony PlayStation2, Nintendo 64, and Microsoft Xbox. He has been with Take-Two interactive, since July 2000. Previously, Mr. Eibeler held various consulting positions for Microsoft's Xbox launch team, W-Trade Inc. and Essential Reality, LLC from January 1999 to June 2000. Mr. Eibeler also served as Acclaim Entertainment's executive vice president and General Manager from June 1996 to January 1999. Mr. Eibler graduated from Loyola University in 1978.

JOSHUA I. SMITH, AGE 61
Mr. Smith is an internationally distinguished entrepreneur and lecturer. Since 1998, Mr. Smith has been Chairman and Managing Partner of The Coaching Group. In that capacity he is the "coach," senior advisor/consultant, to the CEO's of the portfolio companies and assumes active roles with these companies which includes serving as Chairman or Vice Chairman of the Board, Board member, or Advisory Board member. Previously he was Founder, Chairman and CEO of the MAXIMA Corporation, a 20 year-old firm that achieved a national reputation as one of the top African American owned firms in the United States. In addition, Mr. Smith presently serves on the Boards of Directors for Caterpillar, Inc. (CAT-NYSE), FedEx Corp (FDX-NYSE) and Allstate Corporation (ALL-NYSE).

GLENN WONG, AGE 45
Mr. Wong has been the principal of Catalyst Solutions Ltd., a consulting company, since February 2001. Mr. Wong provided strategic consulting services to Mike's Hard Lemonade(TM), the number one hard lemonade in the US and Canada. Previously, Mr. Wong served as President & General Manager for Electronic Arts (Canada), Inc., the world's largest video game studio, from January 1998 to January 2001. In this capacity, he oversaw development of the full line of interactive computer and video game entertainment software for Electronic Arts studios in Burnaby, BC and Bellevue, WA. Prior to joining Electronic Arts, he was President of Rogers Cable TV for British Columbia from November 1995 to January 1998, where he concentrated his efforts on the quickly changing environment of the cable and telecommunications industry. From 1993 to 1995, Mr. Wong served as President and Chief Executive Officer of B.C. Hothouse, Ltd., a Canadian produce company. Mr. Wong also served as Vice President of Marketing at Nabob Foods from January 1984 to January 1993, where he oversaw several successful campaigns and received his first AMA "Marketer of the Year" Award and "Top Marketer" from Strategy Magazine. He began his professional career in 1980 as a Brand Manager at Procter and Gamble Inc. Mr. Wong has served on a number of boards including the Insurance Corporation of B.C., Canadian Cable Labs, Mohawk Oil Ltd., and the Dragon Boat Festival Society. Mr. Wong graduated from the University of British Columbia in 1980 with a Bachelor of Commerce and Business Administration.

DAVID H. STARR, AGE 51
Mr. Starr is currently the Managing Director of NRW Holdings, a voice over implementations company. Prior to NRW, Mr. Starr served as Chief Information Officer for 3COM Corporation for two years, where he was responsible for over 800 information technology professionals in 43 countries and was involved in managing the Palm and U.S. Robotics spin-offs. From May 1993 to August 1999, he served as Chief Information Officer at Knight Ridder, Reader's Digest Association and the ITT Corporation, and also has held senior officer titles at Mastercard International, Citicorp and Price Waterhouse. His published works have appeared in CIO Magazine and he has been a guest lecturer at various universities and professional networks, including MIT. Mr. Starr has and/or currently sits on the Boards of Directors of Best Buy Corporation, BoysHope GirlsHope, ePurpose, GenerationPix, AdvisorTeam and NRW Corporation. Mr. Starr holds an MBA from Harvard University and received his Bachelor of Arts in Physics in 1972 from Florida State University.

MARVIN IGELMAN, AGE 40
From 1995 through March 2002, Mr. Igelman was President and CEO of BrandEra Inc., a publicly traded company that owned and operated a business-to-business destination for the marketing communications industry. Since April 2002, Mr. Igelman has been a director of National Construction Inc., a multi-trade industrial construction and maintenance contracting services company primarily servicing Eastern Canada and Alberta. In 1983, Mr. Igelman received his law degree from Osgoode Hall Law School located in Toronto.

ELI LEVITIN, AGE 38
Eli Levitin is Managing Director and General Counsel of Acta Realty Corp. and affiliated companies, which hold a substantial portfolio consisting of real estate, various investment funds, including private equity and hedge funds, and a variety of other investments. In addition to his management responsibilities, Mr. Levitin is actively involved in developing Acta's financial structure associated with its investment portfolio and entities. Prior to joining Acta in December 1993, Mr. Levitin practiced law at the law firms of White & Case and Stroock, Stroock & Lavan, where his primary areas of practice were corporate reorganization and structured finance. Mr. Levitin was a contributing editor of Collier Bankruptcy Practice Guide. Mr. Levitin graduated with a bachelor of science from Brooklyn College in 1985 and received a JD from Columbia Law School in 1988.

HUMBERT B. POWELL, III, AGE 63
For Humbert B. Powell, III's information, see "Executive Officers and Other Significant Employees" above.

In addition, Steven T. Francesco, our former Chief Executive Officer and a former member of the Board of Directors has been working with us and has agreed to join the advisory board but has not yet signed an advisory agreement with us. Mr. Francesco worked with us to, among other things, finalize various business development initiatives which were started during his tenure with us.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10% of our common stock, to file with the Securities and Exchange Commission (the "Commission") initial reports of ownership and reports of changes in ownership of our common stock. Such persons are required by the Commission's regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of copies of such forms received by us, or written representation from certain reporting persons, we believe, during the fiscal year ended December 31, 2002, that there was compliance with all Section 16(a) filing requirements applicable to our officers, directors and 10% shareholders.

ITEM 10. EXECUTIVE COMPENSATION.
During our fiscal year ended December 31, 2002, we had three chief executive officers. Frank Drechsler served as our chief executive officer until our business combination with ER LLC on June 20, 2002. Mr. Drechsler did not earn or receive any compensation for services he rendered to us. Following the business combination, Humbert Powell, III had acted as our chief executive officer until July 1, 2002. Mr. Powell did not earn or receive any compensation for services he rendered to us in such capacity. Steven T. Francesco served as our chief executive officer from July 1, 2002 until February 5, 2003. Since the resignation of Mr. Francesco on February 5, 2003, John Gentile, as Interim President, has been serving as our principal executive officer.

SUMMARY COMPENSATION TABLE

                                                                                             LONG-TERM
                                                      ANNUAL COMPENSATION                  COMPENSATION
                                                      -------------------                  ------------
                                                                      OTHER ANNUAL          SECURITIES
            NAME AND                         SALARY       BONUS       COMPENSATION      UNDERLYING OPTIONS
       PRINCIPAL POSITION         YEAR        ($)          ($)           ($) (1)             (SHARES)
       ------------------         ----        ---          ---           -------             --------
  Steven T. Francesco,            2002      $127,000       None           None                   0
  Chief Executive Officer

-------------
(1) The aggregate amount of perquisites and other personal benefits paid to each of the individuals listed on this table did not exceed the lesser of ten percent (10%) of such officer's annual salary and bonus for each fiscal year indicated or $50,000.

     During the fiscal year ended December 31, 2002, we did not grant any options to our named executive officers nor do any of them own any options to purchase shares of our common stock, except for Humbert B. Powell, III who was granted 35,000 options as a member of our Board of Directors and Advisory Board.

         With respect to our current officers, the status of their employment agreements are as follows:

DAVID DEVOR, VICE PRESIDENT, MARKETING AND SALES. On September 5, 2002, Mr. Devor signed an employment agreement which provides for a base salary of $150,000 per year. He was also granted the following options to purchase shares of our common stock: (i) 200,000 shares at an exercise price of $.65 per share, which vested immediately; (ii) 100,000 shares at an exercise price of $0.65 per share, 25,000 of which vest on February 29,2003 and 75,000 in five equal monthly installments commencing March 29,

2003; (iii) 200,000 shares at an exercise price of $1.00 per share which vest when either of the following conditions occur: (a) our market capitalization, based on the public float, equals or exceeds $150 million for a period of sixty consecutive business days and the average daily volume of our common stock traded during those sixty days is no less than 125,000 or (b) we sell all or substantially all of our assets for a minimum of $125 million.

Neither John Gentile, Interim President and Chief Operating Officer, nor George Mellides, our acting Chief Financial Officer, have employment agreements with the Company.

DIRECTOR COMPENSATION
         As compensation for their services as members of the Board, each member receives annual compensation of $10,000, plus options to purchase 10,000 shares of our common stock at an exercise price equal to the closing price of our common stock on the date of the grant. The options vest over a one-year period in equal quarterly amounts, so long as the director completes service for such quarter. Non-employee directors are reimbursed for reasonable expenses in connection with serving as a director and member of a committee.

ADVISORY BOARD COMPENSATION
         As compensation for serving on the advisory board, the members have received options to purchase an aggregate of 260,000 shares of our common stock at exercise prices ranging from $0.75 to $1.60. All of these options were granted in June 2002 and vest equally on the first, second and third anniversaries of the date of grant, so long as the advisory board member completes service for such period. The issuance of the options resulted in deferred stock-based compensation expense of $610,448 of which 93,263 was expensed for the year ended December 31, 2002 using the Black-Scholes pricing model.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED

STOCKHOLDER MATTERS.

The following table sets forth information concerning ownership of our common stock as of March 31, 2003, by (i) each person known by us to be the beneficial owner of more than five percent of the outstanding shares of our common stock,
(ii) each director, and (iii) all of our directors and executive officers as a group.


                                                        NUMBER   OF   SHARES    PERCENTAGE OF OUTSTANDING
NAME AND ADDRESS OF BENEFICIAL OWNER                    BENEFICIALLY OWNED      SHARES BENEFICIALLY OWNED (1)
------------------------------------                    ------------------      -----------------------------
LCG Capital Group, LLC                                      9,600,000 (2)                       52.7%
Hamilton Resources Group, LLC
Winchester Capital Group, LLC
Michael Alpert
c/o 335 Central Avenue, 2nd Floor
Lawrence, NY 11559

Martin Abrams                                               2,400,480                           13.2%
c/o Abrams Gentile Entertainment, Inc.
244 West 54th Street, 9th Floor
New York, NY 10017

                                                        NUMBER   OF   SHARES    PERCENTAGE OF OUTSTANDING
NAME AND ADDRESS OF BENEFICIAL OWNER                    BENEFICIALLY OWNED      SHARES BENEFICIALLY OWNED (1)
------------------------------------                    ------------------      -----------------------------
Michael B. Schwab                                           2,113,478 (3)                       11.6%
c/o 1219 Lombard Street
San Francisco, CA 94109

Big Sky Partners                                            2,027,078 (4)                       11.2%
c/o 1219 Lombard Street
San Francisco, CA 94109

Anthony Gentile                                             1,129,260 (5)                       6.2%
c/o Abrams Gentile Entertainment, Inc.
244 West 54th Street, 9th Floor
New York, NY 10017

John Gentile                                                1,129,260 (5)                       6.2%
c/o Abrams Gentile Entertainment, Inc.
244 West 54th Street, 9th Floor
New York, NY 10017

Jayvee & Co., for AGF Canadian Growth Equity                  1,113,800                         6.1%
c/o Jayvee & Co.
P.O. Box 9
Commerce Court West
Securities Level
Toronto, Ontario M5H 4A6

Humbert B. Powell, III                                        7,500 (5)(6)                        *

Marc A. Fries                                                 7,500 (5)                           *

Brian D. Jedwab                                               7,500 (5)                           *

All executive officers and directors as a group               2,281,020                         12.5%
(5 persons)

--------------
o        Less than 1%
(1) Unless otherwise indicated, we believe that all persons named in the above table have sole voting and investment power with respect to all shares of voting stock beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants and convertible securities held by such person (but not those held by any other person) and which are exercisable or convertible within 60 days have been exercised and converted. Assumes a base of 18,223,110 shares of common stock outstanding.
(2) Includes 4,800,000 shares of common stock held by LCG Capital Group, LLC (LCG) and an additional 4,800,000 shares of common stock held collectively by Martin Abrams, John Gentile, Anthony Gentile and MSH Entertainment Corporation, who have agreed to vote their shares in the same manner as LCG votes its shares with respect to certain matters (including but not limited to the election of directors). LCG may be deemed to beneficially own such shares whose vote it controls but it disclaims beneficial ownership of such shares except to the extent of its pecuniary interest. Hamilton Resources Group, LLC currently owns a majority of the equity in LCG and may be deemed to beneficially own the shares held by LCG. Winchester Capital Group, LLC, as the managing member of LCG, may be deemed to beneficially own the shares held by LCG. Michael Alpert, as the managing member of Winchester Capital Group, may be deemed to beneficially own the shares held by LCG. Hamilton Resources Group, Winchester Capital Group and Michael Alpert each disclaims beneficial ownership of the shares beneficially owned by LCG, except to the extent of its pecuniary interest therein.
(3) Includes 86,400 shares of common stock held by Mr. Schwab, 1,920,000 shares of common stock held directly by Big Sky Partners, and 107,078 shares of common stock held indirectly by Big Sky Partners through its ownership in LCG Capital Group. Mr. Schwab, as managing partner of Big Sky Partners, may be deemed to beneficially own the shares held by Big Sky Partners, but he disclaims beneficial ownership of such shares, except to the extent of his pecuniary interest therein.
(4) Includes 1,920,000 shares of common stock held directly by Big Sky Partners and 107,078 shares of common stock held indirectly by Big Sky Partners through its ownership in LCG Capital Group. Big Sky Partners disclaims beneficial ownership of the shares held by LCG Capital Group, except to the extent of its pecuniary interest therein.
(5)      Includes  7,500  shares  of  common  stock  issuable   upon  currently
         exercisable directors options.


SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         The following table sets forth certain information regarding our equity compensation plans at December 31, 2002:


                                                                                                     NUMBER
                                                                                                       OF
                                                                                                    SECURITIES
                                                                                                REMAINING AVAILABLE
                                     NUMBER OF SECURITIES TO BE       WEIGHTED-AVERAGE          FOR FUTURE ISSUANCE
                                       ISSUED UPON EXERCISE OF        EXERCISE PRICE OF            UNDER EQUITY
         PLAN CATEGORY                   OUTSTANDING OPTIONS         OUTSTANDING OPTIONS        COMPENSATION PLANS
         -------------                   -------------------         -------------------        ------------------
Equity compensation plans approved
by security holders
                                              1,357,000                      $1.08                   1,357,000
Equity compensation plans not
approved by security holders
                                                    N/A                       N/A                       N/A
                                              ---------                    -------                  -----------
         Total                                1,357,000                      $1.08                   1,357,000
                                              =========                    =======                  ==========



ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


ESSENTIAL REALITY, LLC

         On June 20, 2002, we consummated a business combination with ER LLC. Pursuant to the terms of the transaction, all of the members of ER LLC contributed their membership interests to us in exchange for an aggregate of 16,874,784 shares of our common stock. LCG Capital Group, LLC, Martin Abrams, John Gentile and Anthony Gentile, all of whom were members of ER LLC at the consummation of the transaction, are now significant shareholders of ours. See "Security Ownership of Certain Beneficial Owners and Management". Following the transaction, ER LLC, then our wholly-owned subsidiary, was merged with and into us.We owe an aggregate of $228,492 in accrued salaries to certain affiliates of ER LLC for services rendered to ER LLC. We currently owe $39,600 to Abrams Gentile Entertainment Corporation, $60,000 to Anthony Gentile for unpaid salary as a Senior Vice President of ER LLC, $9,755 to David Devor in connection with services rendered as Vice President of Marketing, $60,000 to John Gentile in connection with services rendered as Executive Vice President of ER LLC, and $59,137 to Michael Alpert in connection with services rendered as President and Chief Executive Officer of ER LLC.

         In July 2000, Essential Reality, LLC entered into a consulting agreement with MC Squared Incorporated to help manage the relationship with product developers. This consulting agreement replaced a previous Development Agreement executed between Essential Reality, LLC and MC Squared in November 1999. In connection with these agreements we paid MC Squared $250,000. We are no longer making payments to MC Squared. In September 2000 the consulting agreement terminated and the development process was managed by us internally. MC Squared is a company owned by a person related to certain members of our Board of Directors. Pursuant to such agreement, we are required to pay royalties of 1.8% on net sales of the P5TM and 9% of the license fee collected by us with respect to P5TM, indefinitely. No payment is due MC Squared until sales or fees are actually received by us. MC Squared has sued us in connection with these agreements. See "Legal Proceedings" above.

LCG CAPITAL GROUP, LLC

         LCG Capital Group, LLC (LCG) is a founding member of ER LLC and, after our business combination, beneficially owns approximately 53.5% of our outstanding common stock. ER LLC received interest-free loans from LCG in the aggregate amount of $70,912, which are payable on demand.

BUSINESSDEVELOPMENT.COM, LLC

         BusinessDevelopment.com, LLC (BDC) is an entity controlled by Michael Alpert, an affiliate of LCG. LCG does not directly own any interest in BDC, although certain people are affiliated with both LCG and BDC. BDC entered into an agreement with ER LLC on December 13, 2000, pursuant to which BDC provides general consulting services to ER LLC, and now to us, in return for a monthly cash retainer. Such services consist of forming revenue-generating opportunities, including without limitation distribution agreements, licensing agreements, joint ventures, strategic alliances and partnerships. The amount of the retainer originally was $6,000 per month, increased to $15,000 per month from July 1, 2002 to September 30, 2002 and is currently $7,500 per month and can increase from time to time up to a maximum of $20,000 per month, based upon our mutual consent with BDC, depending on the level and geographic scope of the services. To date, together with ER LLC, we have incurred $193,000 of consulting fees from BDC under the terms of such agreement. Included in general and administrative expenses is $117,000 and $100,000 at December 31, 2002 and 2001 respectively.

         In addition to the monthly retainer, we also are obligated to pay to BDC a potential revenue share of up to four percent (4.0%) on transactions facilitated by BDC. Either BDC or we may cancel this agreement with thirty (30) days prior notice. BDC is not registered as a broker-dealer. BDC does not participate in document preparation or marketing, nor do they perform due diligence. In determining suitability for potential business opportunities, BDC necessarily analyzes the parties involved, but no analyses of sophistication or other broker-dealer type functions are performed by BDC on our behalf.

         Until November 30, 2001, ER LLC shared office space with BDC. This is no longer the case. There was an allocation of general expenses in connection with such office space, whereby BDC paid 70% and ER LLC paid 30% of such expenses. Certain items, such as office supplies and computer leases, were assumed by ER LLC and taken to its new offices.

OTHER RELATIONSHIPS AND RELATED TRANSACTIONS

         Abrams Gentile Entertainment Corporation (AGE), a company owned by certain founding members of ER LLC, including Anthony and John Gentile, who are directors of ours, and Martin Abrams, a shareholder of ours who owns 13.4% of our outstanding common stock, has provided services to ER LLC and us as a general consultant and advisor with respect to developing business relationships. Anthony Gentile owns 24.995% of AGE, John Gentile owns 24.995% and Martin Abrams owns 50.01%. We have incurred fees (including, but not limited to, accrued compensation and accounts payable) to AGE and may incur additional expenses as services are performed. Services performed to date include assistance with the product logo design, advertising, planning, production and other business development activities. Included in product and development expense is $33,700 and $55,000 for the years ended December 31, 2002 and 2001.

         We are allocated the costs of various computer and related equipment leases assumed by Hymax Group, LLC, an affiliate of LCG. LCG does not own any interest in Hymax Group, LLC, but Hymax Group, LLC is affiliated with BDC and Michael Alpert. Such payments are due through August 20003. Hymax also made certain of its employees available to provide operational support services to ER LLC, and now us, and was reimbursed for a portion of such employees' compensation, based on the percentage of time worked for us. Such reimbursement amount aggregated approximately $4,500 per month from January 1, 2002 to June 30, 2002 and were then reduced to $2,500 per month from July 1, 2002 to December 31, 2002. Effective January 2003 such services have ceased. Included in general and administrative expenses is $46,600 and $49,600, respectively, of payroll allocated expenses.

         Advances from affiliated companies are from entities that are affiliated with certain shareholders of the Company. The advances are payable on demand and bear interest at the rate of 10% per annum. Certain of these advances were satisfied in September 2002, by granting the Company's interest in "other assets" of $22,500 to these entities. At December 31, 2002, $1,712 remains outstanding.

         Included in general and administrative expenses is $21,700 and $26,000 at December 31, 2002 and 2001, respectively, of marketing expense payable to a company owned by a person related to certain members of the Company who assisted in establishing and executing its marketing programs. Included in accounts payable-related parties is $21,700 of this expense at December 31, 2002.

         Included in general and administrative expenses is $35,000 and $58,000 at December 31, 2002 and 2001, respectively, of business development expense payable to a company that is related to certain members of LCG who assisted the Company in executing its business development program. Included in accounts payable-related parties is $35,000 of this expense at December 31, 2002.

         We currently do not have a policy with respect to future related party transactions. Accordingly, we have frozen all future related party transactions until such a policy is in place, but continue to make payments pursuant to the related party transactions set forth herein.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K.

(a)      Exhibits

     See the Exhibit Index immediately following the Financial Statements.

(b) Reports on Form 8-K:

     None.


ITEM 14. CONTROLS AND PROCEDURES.

         Within the 90 day period prior to the filing date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our acting principal executive officer and our Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our principal executive officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us required to be included in our periodic Commission filings.

         There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.







                            [SIGNATURE PAGE FOLLOWS]

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESSENTIAL REALITY, INC.                           Date:    June   2003

By:
         -----------------------------------
Name:  Humbert B. Powell, III
Title:   Chairman of the Board

POWER OF ATTORNEY

         Essential Reality, Inc. and each of the undersigned do hereby appoint Humbert B. Powell, III and John Gentile, and each of them singly, its or his true and lawful attorney to execute on behalf of Essential Reality, Inc. and the undersigned any and all amendments to the Annual Report on Form 10-KSB and to file the same with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission.

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                                                                Date:   June 27, 2003
-----------------------------------------------------
John Gentile, Interim President, Chief Operating
OFFICER AND DIRECTOR (principal executive officer)


                                                                                Date :  June 27, 2003
-----------------------------------------------------
George Mellides, Acting Chief Financial Officer
(principal financial and accounting officer)


                                                                                Date:   June 27, 2003
-----------------------------------------------------
Humbert B. Powell, III, CHAIRMAN OF THE BOARD

                                                                                Date:   June 27, 2003
-----------------------------------------------------
Marc A. Fries, DIRECTOR


                                                                                Date:   June 27, 2003
-----------------------------------------------------
Brian D. Jedwab, DIRECTOR


                                                                                Date:   June 27, 2003
-----------------------------------------------------
Anthony Gentile, DIRECTOR


CERTIFICATION

SECTION 302 CERTIFICATION

I, John Gentile, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Essential Reality, Inc., a Nevada corporation (the "Registrant");
     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;
     4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
          b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report (the "Evaluation Date"); and
          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    June __, 2003       By:
                                 ----------------------------------------
                                      John Gentile, Interim President,
                                      Chief Operating Officer and Director
                                      (principal executive officer)

                                  CERTIFICATION
SECTION 302

CERTIFICATION

I, George Mellides, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Essential Reality, Inc., a Nevada corporation (the "Registrant");
     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;
     4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
               b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report (the "Evaluation Date"); and
               c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

               d) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

               e) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.xcc

Date:    June __, 2003               By:
                                         -------------------------------
                                              George Mellides
                                              Acting Chief Financial Officer

                         INDEX TO FINANCIAL STATEMENTS

                                                                   PAGE
                                                                   ----
Reports of Independent Certified Public Accountants                F-2
Financial Statements                                               F-3
Balance Sheets as of December 31, 2002 and 2001                    F-4
Statements of Operations for the Years Ended                       F-5
December 31, 2002 and 2001
Statements of Cash Flows for the Years Ended
December 31, 2002 and 2001                                         F-6
Notes to Financial Statements                                      F-7

                             ESSENTIAL REALITY, INC.

                              FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2002 AND 2001








                                    CONTENTS

                                                               PAGE

INDEPENDENT AUDITORS' REPORTS                                   1-2

FINANCIAL STATEMENTS:
  Balance Sheet                                                  3
  Statement of Operations                                        4
  Statement of Changes in Stockholders' Deficit                  5
  Statements of Cash Flows                                      6-7
  Notes Financial Statements                                   8-33

                          INDEPENDENT AUDITORS' REPORT



To the Members and Board of Managers of
Essential Reality, LLC:

We have audited the accompanying statements of operations, members' deficit, and cash flows for the year ended December 31, 2001 of Essential Reality, LLC (a development stage enterprise) (the "Company"). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the results of the Company's operations and its cash flows for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development stage enterprise engaged in the development, manufacture and marketing of a gloved shaped device that controls the movement of objects on a computer screen. As discussed in Note 1 to the financial statements, through December 31, 2001, the Company has experienced cumulative net losses of $4,772,242 and cumulative negative operating cash flows of $4,057,437, which raise substantial doubt its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.




Deloitte & Touche LLP
New York, New York

January 21, 2002 (June 20, 2002 as to Note 1)

                          INDEPENDENT AUDITORS' REPORT



Board of Directors
Essential Reality, Inc.
New York, New York


We have audited the accompanying balance sheet of Essential Reality, Inc. (the "Company") as of December 31, 2002, and the related statement of operations, stockholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Essential Reality, Inc. as of December 31, 2002, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. At December 31, 2002 the Company`s current liabilities exceeded its current assets $1,920,958.As discussed in Note 1 to the accompanying financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Stonefield Josephson, Inc.

Irvine, California
May 25, 2003

                  ESSENTIAL REALITY, INC. (FORMERLY JPAL, INC.)

                        BALANCE SHEET - DECEMBER 31, 2002




                                     ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                           $    188,858
     Accounts receivable                                                       38,679
     Notes receivable, net                                                    400,000
     Inventories, net                                                         304,529
     Other current assets                                                     117,994
                                                                         ------------
            Total current assets                                            1,050,060

EQUIPMENT AND IMPROVEMENTS, net of accumulated
  depreciation and amortization                                               378,272

INTANGIBLE ASSETS, net of accumulated amortization                            260,653

OTHER ASSETS                                                                   58,050
                                                                         ------------
                                                                          $ 1,747,035
                                                                         ============
                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                               $  1,559,179
     Due to related parties                                                   201,870
     Accrued compensation                                                     228,492
     Secured convertible debenture                                            500,000
     Current portion of long-term debt                                        481,477
                                                                         ------------
             Total current liabilities                                      2,971,018

LONG-TERM DEBT, net of current portion (net of deferred
  interest of $806,593)                                                       510,477

COMMITMENTS AND CONTINGENTIES

STOCKHOLDERS' DEFICIT:
     Common stock, $0.001 par value; 50,000,000 shares authorized;
       18,223,110 issued and outstanding                                       18,223
     Additional paid-in capital                                            13,923,869
     Deferred compensation expense                                         (2,050,830)
     Accumulated deficit                                                  (13,625,722)
                                                                         ------------
            Total stockholders' deficit                                    (1,734,460)
                                                                         ------------
                                                                         $  1,747,035
                                                                         ============

   The accompanying notes are an integral part of these financial statements.

                  ESSENTIAL REALITY, INC (FORMERLY JPAL, INC.)

                            STATEMENTS OF OPERATIONS

                                                          Year ended December 31,
                                                        ----------------------------
                                                             2002            2001
                                                        ------------    ------------
REVENUE                                                 $    112,602    $       --

COST OF REVENUE                                              304,023            --
                                                        ------------    ------------
GROSS LOSS                                                  (191,421)           --
                                                        ------------    ------------
OPERATING EXPENSES:
     Sales and marketing                                   1,711,894         716,674
     Product development                                   1,037,396       1,579,129
     General and administrative expenses                   1,924,823         823,791
     Depreciation and amortization                            68,861          11,850
     Impairment on inventory realization                   1,883,207            --
     Stock-based compensation                                880,885            --
                                                        ------------    ------------
TOTAL OPERATING EXPENSES                                   7,507,066       3,131,444
                                                        ------------    ------------
LOSS FROM OPERATIONS                                      (7,698,487)     (3,131,444)
                                                        ------------    ------------
OTHER INCOME (EXPENSE):
     Interest income                                          17,025          20,465
     Interest expense                                     (1,173,944)        (20,505)
     Miscellaneous                                             1,926            --
                                                        ------------    ------------
            Total other income (expense)                  (1,154,993)            (40)
                                                        ------------    ------------
LOSS BEFORE PROVISION FOR INCOME TAXES                  $ (8,853,480)   $ (3,131,484)

PROVISION FOR INCOME TAXES                                      --              --
                                                        ------------    ------------
NET LOSS                                                $ (8,853,480)   $ (3,131,484)
                                                        ============    ============
NET LOSS PER SHARE - BASIC AND DILUTED                  $      (0.49)   $     (0.017)
                                                        ============    ============
NUMBER OF WEIGHTED AVERAGE SHARES - BASIC AND DILUTED     18,056,987      17,955,718
                                                        ============    ============


   The accompanying notes are an integral part of these financial statements.

                  ESSENTIAL REALITY, INC (FORMERLY JPAL, INC.)

                       STATEMENTS OF STOCKHOLDERS' DEFICIT

                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                               Members                 Common stock               Additional
                                                                               -----------------------------       paid-in
                                                              Capital              Shares          Amount          capital
                                                                               ---------------   -----------  -----------------
Balance as of January 1, 2001                                $2,5000                      --            --                 --
Net loss                                                                                  --            --
                                                          -----------------    ---------------   -----------  -----------------
Balance at December 31, 2001                                 2.500,000
Exchange of members capital to Common Stock                 (2,500,000)              9,600,000         9,600          2,490,400
Proceeds received from private placement, net of
  offering costs of $988,103                                                         7,011,626         7,012          6,083,076
Issuance of warrants related to private placement                                         --            --              813,165
Offering costs related to private placement                                               --            --             (813,165)
Conversion of convertible note payable                                                 263,158           263            499,737
Beneficial conversion features related to convertible notes
  in June 2002                                                                            --            --              318,747
Warrants issued related to convertible notes in June 2002                                 --            --              181,253
Warrants issued to non-convertible note holders
  in June 2002                                                                            --            --              497,490
Warrants issued for service                                                               --            --              152,962
Options issued to directors and employees in June 2002                                    --            --              775,710
Options issued to consultants in June 2002                                                --            --              610,448
Excess note payable assumed by Essential Reality
  Partners, LLC assets in reverse merger                                                  --            --             (139,039)
Issuance of shares for JPAL                                                          1,080,934         1,081             (1,081)
Options issued to directors and employees                                                 --            --            1,347,595
Conversion of 8 1/2% notes payable                                                     217,392           217            250,000
Excess of fair value of shares over the face value of
  the notes payable                                                                       --            --              402,173
Beneficial conversion features related to convertible notes
  in November 2002                                                                        --            --              275,000
Warrants issued related to convertible notes in
  November 2002                                                                           --            --              109,448
Shares issued for professional services                                                 50,000            50             69,950
Accretion of deferred compensation expense                                                --            --                 --
Net loss                                                                                  --            --                 --
                                                          -----------------    ---------------   -----------  -----------------
Balance, December 31,2002                                 $             --        (13,625,722)   $    18,223  $      13,923,869
                                                          =================    ===============   ===========  =================



                                                                Deferred                              Total
                                                              compensation       Accumulated       stockholders'
                                                                expense           deficit            deficit
                                                            ---------------   ----------------   ----------------
Balance as of January 1, 2001                               $          --     $     (1,640,758)  $     (1,640,758)
Net loss                                                                            (3,131,484)        (3,131,484)
                                                            ---------------   ----------------   ----------------
Balance at December 31, 2001                                           --           (4,772,242)        (4,772,242)
Exchange of members capital to Common Stock
Proceeds received from private placement, net of
  offering costs of $988,103                                           --                 --            6,090,088
Issuance of warrants related to private placement                      --                 --              813,165
Offering costs related to private placement                            --                 --             (813,165)
Conversion of convertible note payable                                 --                 --              500,000
Beneficial conversion features related to convertible notes
  in June 2002                                                         --                 --              318,747
Warrants issued related to convertible notes in June 2002              --                 --              181,253
Warrants issued to non-convertible note holders
  in June 2002                                                         --                 --              497,490
Warrants issued for service                                            --                 --              152,962
Options issued to directors and employees in June 2002             (775,710)              --                 --
Options issued to consultants in June 2002                         (610,448)              --                 --
Excess note payable assumed by Essential Reality
  Partners, LLC assets in reverse merger                               --                 --             (139,039)
Issuance of shares for JPAL                                            --                 --                   (0)
Options issued to directors and employees                        (1,347,595)              --                 --
Conversion of 8 1/2% notes payable                                     --                 --              250,217
Excess of fair value of shares over the face value of
  the notes payable                                                    --                 --              402,173
Beneficial conversion features related to convertible notes
  in November 2002                                                     --                 --              275,000
Warrants issued related to convertible notes in
  November 2002                                                        --                 --              109,448
Shares issued for professional services                                --                 --               70,000
Accretion of deferred compensation expense                          682,923               --              682,923
Net loss                                                               --           (8,853,480)        (8,853,480)
                                                            ---------------   ----------------   ----------------
Balance, December 31,2002                                   $    (2,050,830)  $    (13,625,722)  $      3,037,782
                                                            ===============   ================   ================





   The accompanying notes are an integral part of these financial statements.

                  ESSENTIAL REALITY, INC. (FORMERLY JPAL, INC.)

                            STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                                          Year ended December 31,
                                                                                 -------------------------------------------
                                                                                        2002                   2001
                                                                                 -------------------    --------------------
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
     Net loss                                                                    $        (8,853,480)   $        (3,131,484)
                                                                                 -------------------    -------------------
     ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH PROVIDED BY
       (USED FOR) OPERATING ACTIVITIES:
        Depreciation and amortization                                                         68,861                 11,850
        Reserve for collectability of notes receivable                                       102,121                      -
        Reserve for inventory obsolesence                                                  1,363,361                      -
        Amortization of deferred interest                                                    208,302                 18,361
        Non-cash compensation                                                                880,885                      -
        Imputed interest on conversion of debt instrument                                    789,670                      -

     CHANGES IN ASSETS AND LIABILITIES:
        (INCREASE) DECREASE IN ASSETS:
           Accounts receivable                                                               (38,679)                     -
           Inventories                                                                    (1,667,890)                     -
           Deferred financing cost                                                           217,755               (217,755)
           Notes receivable                                                                 (502,121)                     -
           Interest receivable                                                                     -                 48,716
           Prepaid expenses, deposits, and other assets                                      (61,157)               (85,567)

        INCREASE (DECREASE) IN LIABILITIES:
           Accounts payable and accrued expenses                                             950,698                600,895
           Due to affiliates                                                                 (28,674)                89,985
           Accrued compensation                                                              (28,611)                35,836
                                                                                 -------------------    -------------------
              Total adjustments                                                            2,254,521                502,321
                                                                                  ------------------    -------------------
              Net cash used for operating activities                                      (6,598,959)            (2,629,163)
                                                                                 -------------------    -------------------
CASH FLOWS USED FOR INVESTING ACTIVITIES:
     Payments for capitalized product development                                           (260,000)                     -
     Payments for tools, dies, and molds                                                    (337,331)                     -
     Payments for capitalized website                                                        (22,300)                     -
     Payments for purchase of domain names                                                         -                (18,000)
     Payments for purchases of equipment                                                     (73,864)               (12,949)
                                                                                 -------------------    -------------------
              Net cash used for investing activities                                        (693,495)               (30,949)
                                                                                 -------------------    -------------------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
     Proceeds from insurance notes payable                                                    81,477                      -
     Net proceeds from issuance of members capital                                         6,083,706                      -
     Proceeds from Secured Convertible Debenture                                             500,000                      -
     Proceeds from bridge loans                                                            1,825,000              1,500,000
     Repayment of bridge loans                                                              (550,000)                     -
     Repayment of notes payable                                                             (550,000)                     -
     Proceeds from repayment of notes receivable for members' capital                              -                865,453
     Proceeds from repayment of notes receivable from developer                               82,971                      -
     Net advances from LCG Capital, Inc.                                                      (5,705)                76,617
                                                                                 -------------------    -------------------
              Net cash provided by financing activities                                    7,467,449              2,442,070
                                                                                 -------------------    -------------------
NET INCREASE (DECREASE) IN CASH                                                              174,995               (218,042)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                                  13,863                231,905
                                                                                 -------------------    -------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                           $           188,858    $            13,863
                                                                                 ===================    ===================



   The accompanying notes are an integral part of these financial statements.

                 ESSENTIAL REALITY, INC. (FORMERLY JPAL, INC.)

                                                                           Year ended December 31,
                                                             -----------------------------------------------
                                                                    2002                         2001
                                                             -------------------         -------------------
 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

    Interest paid                                             $            22,500       $               --
                                                             ====================       ====================
    Income tax paid                                                          --         $               --
                                                             ====================       ====================
NON-CASH INVESTING AND FINANCING ACTIVITIES:

    Bridge loans converted to member units                   $            500,000       $               --
                                                             ====================       ====================
    Elimination of bridge loans and accrued interest
      on merger                                              $          2,378,431       $               --
                                                             ====================       ====================
    Assumption of notes on merger                            $          2,517,070       $               --
                                                             ====================       ====================
    Imputed interest on note payable                         $            208,302       $               --
                                                             ====================       ====================
    Imputed interest on conversion of debt instruments       $            767,169       $               --
                                                             ====================       ====================
    Issuance of common stock for consulting fees             $             45,000       $               --
                                                             ====================       ====================
    Issuance of common stock to related parties
      to pay off debt                                        $            195,735       $               --
                                                             ====================       ====================
    Deferred interest expense - bridge loans                 $               --         $            232,389
                                                             ====================       ====================
    Accrued interest expense - bridge loans                  $             82,178       $            250,750
                                                             ====================       ====================




 The accompanying notes are an integral part of these financial statements.

                                      F-6 (continued)

                             ESSENTIAL REALITY, INC.

                           DECEMBER 31, 2002 AND 2001



(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         BUSINESS ACTIVITY:

                  Essential Reality, LLC ("ER LLC" or the "Company") was formed as Freedom Multimedia, LLC in the state of Delaware on July 9, 1998 and began active operations on June 1, 1999. The Company changed its name to Essential Reality, LLC ("ER, LLC") on December 29, 1999. On June 20, 2002, ER LLC completed a business combination (recapitalization) with JPAL, Inc. ("JPAL"), a Nevada Corporation (the "Transaction"). Whereby, all of the members of ER LLC contributed their membership interests in ER LLC to the Company in exchange for 16,874,784 shares of the Company's common stock. The shareholders of JPAL canceled 7,564,326 of their shares of JPAL common stock and were left with 1,080,934 shares of common stock representing 6.02% of the Company. Upon the business combination, ER LLC was dissolved and all of its assets and liabilities were transferred into JPAL. Following the Transaction, JPAL changed its name to Essential Reality, Inc.

                  The Company was formed to develop, manufacture, and market computer peripheral devices, with an initial emphasis on a product called "P5." However, due to less than expected sales of the P5, the Company has expanded its focus and now aims to become a leading developer and distributor of unique, technology-based consumer electronics, gaming products, and consumer youth products targeted to teenagers in the mass market.

         BASIS OF PRESENTATION:

                  The  financial  statements  of the Company  were
                  prepared in conformity with Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development State Enterprises," through December 31, 2001. Effective October 1, 2002, the Company no longer met the requirements of SFAS No. 7 and, accordingly, all disclosures required under SFAS No. 7 have been discontinued in these financial statements.

         GOING CONCERN:

                  The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America that contemplate continuation of the Company as a going concern. However, the Company has reported a net loss of $8,853,480 for the year ended December 31, 2002, and has an accumulated deficit of $13,625,722, and at year end the Company`s current liabilities exceeded its current assets by $1,920,958. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. This factor raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

                  Management plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence:

                             ESSENTIAL REALITY, INC.

                           DECEMBER 31, 2002 AND 2001



(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

         GOING CONCERN, CONTINUED:

                  Management intends to raise financing through the sale of its stock on the public market as well as from bridge loans. Management believes that with this financing, the Company will be able to generate additional revenues that will allow the Company to continue as a going concern. This will be accomplished by hiring additional personnel and focusing sales and marketing efforts on the distribution of product through key marketing channels currently being developed by the Company. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

         REVENUE RECOGNITION:

                  The Company recognizes under Staff Accounting Bulletin 101, gross revenue when the earnings process is complete, as evidenced by an agreement with the customer, transfer of title and the rights and risks of ownership have passed to the customer, the product is delivered, the price is fixed and determinable, and collection of the resulting receivable is reasonably assured. Because the Company allows many of its distributors price protection and/or right of return, recognition of revenue in the accompanying financial statements has been deferred until the distributors sell the merchandise and the cash is collected by the Company. Inventory at distributors is reported as consigned in the balance sheet.

                  In cases where sales are made to certain distributors and title has transferred, risks of ownership has passed and collection is assured, sales have been recorded and an account receivable has been recorded.

                  The Company records an allowance for uncollectible accounts on a customer-by-customer basis as appropriate.

                  The Company may bundle product offerings from third-party vendors along with the P5 product or may sell the P5 independently. The software is incidental to the product as a whole and according to Financial Accounting Standards Board No 86, Accounting for the Costs of Computer Software To Be Sold, Leased or Marketed, all revenue will be allocated to the P5. As such, the Company will record the gross amount of the purchase price of the P5 product as revenue and will reflect the royalty to be paid to the third-party vendor as a component of cost of sales.

         USE OF ESTIMATES:

                  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                             ESSENTIAL REALITY, INC.

                           DECEMBER 31, 2002 AND 2001


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

         CASH AND CASH EQUIVALENTS:

                  For purposes of the statement of cash flows, cash equivalents include all highly liquid debt instruments with original maturities of three months or less that are not securing any corporate obligations. The Company had no cash equivalents at December 31, 2002.

                  The Company maintains its cash in bank deposits accounts that, at times, may exceed federally insured limits. At December 31, 2002, the Company had approximately $88,900 in excess of FDIC insured limits. The Company has not experienced any losses in such accounts.

         ACCOUNTS RECEIVABLE:

                  The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company's estimate is based a review of the current status of trade accounts receivable. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change. The Company has not experienced any losses in accounts receivable and has provided no allowance at December 31, 2002.

         INVENTORIES:

                  Inventories are valued at the lower of cost or market, with cost being determined on the first-in first-out basis. The inventory represents high-technology parts that may be subject to rapid technology obsolescence or limited sales cycle and which are sold in a highly competitive industry. If the actual product demand or selling prices are less than cost, the Company establishes an allowance account based on net realizable value. Included in operating expenses as Impairment on Inventory Realization is an allowance of $1,363,600 provided against finished goods at December 31, 2002.

                  Inventory sold with the right of price protection and/or right of return is reported as inventory on consignment. Consigned inventory amounted to $275,882 at December 31, 2002.

         PRODUCT WARRANTY:

                  Due to effective product testing and the short time between the product shipment and the detection and correction of production failures, the warranty accrual and the related expense were not significant for the year ended December 31, 2002.

         EQUIPMENT AND IMPROVEMENTS:

                  Equipment and improvements are valued at cost. Depreciation and amortization are provided using the straight-line method. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the length of the lease, which is five years.

                  The estimated service lives of equipment and improvements are as follows:

                           Office equipment               5 years
                           Testing equipment              3 years
                           Furniture and fixtures         5 years
                           Computers                      3 years
                           Leasehold improvements         5 years

         INTANGIBLE ASSETS:

         Domain Names:

                  Domain names are valued at cost and are fully amortized at December 31, 2002. At December 31, 2001, the domain name net book value was $9,000.

         Website Development Costs:

                  In March 2000 the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") reached a consensus on Issue No. 00-2 for Web Site Development Costs. The website development costs for the years ended December 31, 2002 and 2001 were $22,320 and $-0-, respectively.

         Capitalized Development Costs:

                  Product  development  costs  include  costs  incurred  by  the
                  Company to research and develop the P5 product. Product development costs are expensed until such time as the Company determines that a product is technologically feasible. Product development costs are capitalized from such date until such time as product development is substantially complete. Product development costs capitalized will be amortized on the straight-line basis over the estimated useful life of the product, which is estimated to be three years. The Company attained technological feasibility in 2002.

                             ESSENTIAL REALITY, INC.

                           DECEMBER 31, 2002 AND 2001



(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

         LONG-LIVED ASSETS:

                  In October 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes SFAS No. 121, "Accounting for the Impairment of
                  Long-Lived Assets and for Long-Lived Assets to Be Disposed of." Although retaining many of the fundamental recognition and measurement provisions of SFAS 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. The statement also supersedes certain provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," and will require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period or periods in which the losses are incurred rather than as of the measurement date, as presently required. We concluded that the effect of adopting this statement had no material impact on our financial position, results of operations, or cash flows.

         ADVERTISING:

                  The  Company   expenses   advertising   costs  when  incurred.
                  Advertising expense totaled $289,400 and $10,700 for the years ended December 31, 2002 and 2001, respectively.

         RESEARCH AND DEVELOPMENT:

                  Research  and  development  costs  are  expensed  in the  year incurred. These costs totaled $1,037,400, net of loan receivable of $400,000 (see Note 3) and $1,579,100 for the years ended December 31, 2002 and 2001, respectively.

         INCOME TAXES:

                  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Realization of the deferred tax asset is dependent on generating sufficient taxable income in future years. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

                             ESSENTIAL REALITY, INC.

                           DECEMBER 31, 2002 AND 2001


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

         FAIR VALUE OF FINANCIAL INSTRUMENTS:

                  The carrying amount of the Company's cash and cash equivalents, accounts receivable, inventories, accounts payable, and accrued expenses approximates their estimated fair values due to the short-term maturities of those financial instruments. Also, the carrying amounts for long-term debt approximate fair value, because the terms offered to the Company are at current market rates.

         COMPREHENSIVE INCOME:

                  SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of December 31, 2002 and 2001, the Company has no items that represent other comprehensive income and, therefore, has not included a schedule of comprehensive income in the financial statements.

         BASIC AND DILUTED LOSS PER SHARE:

                  In accordance with SFAS No. 128, "Earnings Per Share," the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similarly to basic loss per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31, 2002 and 2001, the Company did not include the effects of common stock components because their effect would have been anti-dilutive.

         SEGMENT REPORTING:

                  Based on the Company's integration and management strategies, the Company operated in a single business segment. For the year ended December 31, 2002, all revenues have been derived from domestic and international operations.

         NEW ACCOUNTING PRONOUNCEMENTS:

                  In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangibles." SFAS No. 142 addresses the initial recognition, measurement, and amortization of intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination), and addresses the amortization provisions for excess cost over fair value of net assets acquired or intangibles acquired in a business combination. The statement is effective for fiscal years beginning after December 15, 2001, and is effective July 1, 2001 for any intangibles acquired in a business combination initiated after June 30, 2001. The adoption of this statement did not have a material impact to the Company's financial position or results of operations.

                             ESSENTIAL REALITY, INC.

                           DECEMBER 31, 2002 AND 2001


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

         NEW ACCOUNTING PRONOUNCEMENTS, CONTINUED:

                  In October 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires companies to record the fair value of a liability for asset retirement obligations in the period in which they are incurred. The statement applies to a company's legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, and development or through the normal operation of a long-lived asset. When a liability is initially recorded, the company would capitalize the cost, thereby increasing the carrying amount of the related asset. The capitalized asset retirement cost is depreciated over the life of the respective asset while the liability is accreted to its present value. Upon settlement of the liability, the obligation is settled at its recorded amount or the company incurs a gain or loss. The statement is effective for fiscal years beginning after June 30, 2002. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

                  In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Statement 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a single accounting model for long-lived assets to be disposed of. New criteria must be met to classify the asset as an asset held-for-sale. This statement also focuses on reporting the effects of a disposal of a segment of a business. This statement is effective for fiscal years beginning after December 15, 2001. The adoption of this statement did not have a material impact to the Company's financial position or results of operations.

                  In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

                  In July 2002, the FASB issued SFAS No. 146 "Accounting for Exit or Disposal Activities." The provisions of this statement are effective for disposal activities initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption of FASB No. 146 to have a material impact on the Company's financial position or results of operations.

                             ESSENTIAL REALITY, INC.

                           DECEMBER 31, 2002 AND 2001


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

         NEW ACCOUNTING PRONOUNCEMENTS, CONTINUED:

                  In October 2002, the FASB issued Statement No. 147, "Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9," which removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with Statements No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." In addition, this Statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. The requirements relating to acquisitions of financial institutions are effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. The adoption of this Statement did not have a material impact to the Company's financial position or results of operations as the Company has not engaged in either of these activities.

                  In  December  2002,   the  FASB  issued   Statement  No.  148,
                  "Accounting for Stock-Based Compensation-Transition and Disclosure," which amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of this statement did not have a material impact on the Company's financial position or results of operations as the Company has not elected to change to the fair value based method of accounting for stock-based employee compensation.

                             ESSENTIAL REALITY, INC.

                           DECEMBER 31, 2002 AND 2001


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

         NEW ACCOUNTING PRONOUNCEMENTS, CONTINUED:

                  In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and
                  107 and Rescission of FASB Interpretation No. 34" ("FIN No. 45"). The interpretation requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that obligation. This interpretation is intended to improve the comparability of financial reporting by requiring identical accounting for guarantees issued with separately identified consideration and guarantees issued without separately identified consideration. For the company, the initial recognition, measurement provision and disclosure requirements of FIN No. 45 are applicable to guarantees issued or modified after December 31, 2002. The company is currently evaluating what impact, if any, adoption of FIN No. 45 will have on its consolidated financial position, consolidated results of operations, or liquidity.

                  In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

                  During April 2003, the FASB issued SFAS 149 - "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of this Statement should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The Company does not participate in such transactions, however, is evaluating the effect of this new pronouncement, if any, and will adopt FASB 149 within the prescribed time.

                             ESSENTIAL REALITY, INC.

                           DECEMBER 31, 2002 AND 2001


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

         NEW ACCOUNTING PRONOUNCEMENTS, CONTINUED:

                  During May 2003, the FASB issued SFAS 150 - "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The Company is evaluating the effect of this new pronouncement and will adopt FASB 150 within the prescribed time.

         RECLASSIFICATIONS:

                  Certain amounts in the 2001 financial statements have been reclassified to conform to the basis of presentation used in 2002.


(2)      BUSINESS COMBINATION:

         On June 20, 2002, Essential Reality, LLC, a Delaware Limited Liability Company, completed a business combination with JPAL, Inc., a Nevada corporation and an SEC registrant pursuant to an Amended Contribution Agreement between ER LLC and JPAL, whereby all of the members of ER LLC contributed their membership interests in ER LLC to the Company in exchange for an aggregate of 16,874,784 shares of the Company's common stock. Concurrent with the Transaction, the shareholders of JPAL canceled 7,564,326 of their shares of JPAL common stock and were left with 1,080,934 shares of common stock representing 6.02% of the Company. Following the Transaction, JPAL changed its name to Essential Reality, Inc. and ER LLC, a wholly owned subsidiary of the Company, was merged into the Company. Subsequently, ER LLC was liquidated and the assets became assets of Essential Reality, Inc.

         The Transaction was accounted for as a recapitalization of ER LLC. The management of ER LLC remained as the management of the Company. Since the Transaction was accounted for as a recapitalization and not a business combination, no goodwill has been recorded in connection with the Transaction and the costs incurred in connection with the
         Transaction have been accounted for as a reduction of additional paid-in capital. As a result of the recapitalization: (i) the historical financial statements of the Company for periods prior to the date of the Transaction are no longer the historical financial
         statements  of  JPAL,  and,  therefore,   JPAL's  historical  financial
         statements are no longer presented; (ii) the historical financial statements of the Company for periods prior to the date of the Transaction are those of ER LLC; (iii) all references to the financial statements of the "Company" apply to the historical financial statements of ER LLC prior to the Transaction and to the financial statements of the Company subsequent to the Transaction; and (iv) any reference to the Company applies solely to ER LLC and Essential Reality, Inc.

                             ESSENTIAL REALITY, INC.

                           DECEMBER 31, 2002 AND 2001


(3)      NOTES RECEIVABLE:

         Notes receivable as of December 31, 2002 consisted of the following:

                  Due from former employee                                      $           50,000
                  Due from product developer                                               452,121
                                                                                ------------------
                                                                                           502,121
                  Less : reserve for collectibility                                        102,121
                                                                                ------------------
                                                                                $          400,000
                                                                                ==================


         In July 2001, the Company signed an agreement with a third party for the development of the P5. In connection with the agreement, the
         Company agreed to provide loan advances up to $2,000,000, later increased to $2,700,000, to cover approved development costs. The loan is non-interest bearing and is reduced by qualified development expenses incurred by the developer, and is further reduced by tax credits from a division of the Canadian Government for research, earned by the developer and passed through to the Company. The Company received a General Security Agreement that created a security interest in the developer's equipment, inventory, accounts receivable, intangibles, etc. The loan is payable within two years after each advance unless on demand after the two years at the discretion of ER.

         For the year ended December 31, 2002, the loan balance has been reduced by $1,403,325 of qualified development expenses and $535,092 of research and development credits from the Canadian Government. The remaining receivable of $400,000 is net of an allowance for reduced tax credits of $52,121 at December 31, 2002. As of December 31, 2001, the notes receivable in the amount of $294,297 was fully reserved.

         In July, 2002 the Company loaned the former President and COO $50,000 due in one year with interest accruing at 6%. This loan was an advance for a potential bonus the employee may receive in connection with an employment agreement assuming he met all the terms of the agreement. The Company terminated the employee due to cause and accordingly has reflected the advance as still outstanding. However, the Company is unsure of its collectability and has reserved the loan in full at December 31, 2002.


(4)      INVENTORIES:

         Inventories as of December 31, 2002 consisted of:

                  Finished goods                                                $        1,392,278
                  Less: inventory reserve for net realizable value                       1,363,631
                                                                                ------------------
                                                                                            28,647
                  Inventory on consignment                                                 275,882
                                                                                ------------------
                                                                                $          304,529
                                                                                ==================

                             ESSENTIAL REALITY, INC.

                           DECEMBER 31, 2002 AND 2001


(4)      INVENTORIES, CONTINUED:

         Subsequent to year-end, the Company experienced difficulty in selling its P5 glove at its suggested retail pricing and does not expect to sell above its cost to manufacture. Accordingly, it has provided a reserve for the lower of cost or market against the remaining finished goods inventory. Included in operating expenses is Impairment of Inventory Realization of $1,363,631 and $519,576 of finished goods and raw materials/work-in process, respectively, at December 31, 2002.


(5)      EQUIPMENT AND IMPROVEMENTS:

         A summary as of December 31, 2002 is as follows:

                  Furniture and fixtures                                        $            3,257
                  Computers                                                                 11,875
                  Office equipment                                                          10,433
                  Tooling, molds, dies, and equipment                                      392,267
                                                                                ------------------
                                                                                           417,832
                  Less: accumulated depreciation and amortization                           39,560
                                                                                ------------------
                                                                                $          378,272
                                                                                ===================


         Depreciation and amortization expense amounted to $29,194 and $2,850 for the years ended December 31, 2002 and 2001, respectively.


(6)      INTANGIBLE ASSETS:

         Intangible assets as of December 31, 2002 are as follows:

                  Domain name                                                   $           18,000
                  Product development                                                      260,000
                  Website                                                                   22,320
                                                                                ------------------
                                                                                           300,320
                  Less: accumulated amortization                                            39,667
                                                                                ------------------
                  Intangible, net                                               $          260,653
                                                                                ==================

                  Amortization expense for intangible assets amounted to $39,667 and $9,000 for the years ended December 31, 2002 and 2001, respectively.

                             ESSENTIAL REALITY, INC.

                           DECEMBER 31, 2002 AND 2001




(7)      NOTES PAYABLE AND LONG-TERM DEBT:

         A summary of long-term debt as of December 31, 2002 is as follows:

                  Unsecured 8 1/2% convertible note payable                     $          500,000
                  Unsecured 8 1/2% non-convertible note payable                          1,217,070
                  Insurance note payable                                                    81,477
                                                                                ------------------
                                                                                         1,798,547
                  Less: current maturities                                                 481,477
                                                                                ------------------
                                                                                         1,317,070
                  Less: deferred interest                                                  806,593
                                                                                ------------------
                                                                                $          510,477
                                                                                ==================


         The non-current portion of long-term debt at December 31, 2002 matures in 2004.

         (A)      SECURED CONVERTIBLE DEBENTURE:

                  In November 2002, pursuant to a Subscription Agreement to raise $1,000,000 8% Secured Convertible Debenture (the "Debenture"), the Company received $500,000 and the balance will be received in 2003. The debenture contains a beneficial conversion feature for six months at a conversion price of $1.00. The debenture also contains detachable warrants to acquire 100,000 shares of common stock at an exercise price of $1.00 per share expiring in five years. The Debenture is collateralized by the Company's right, title, and interest in and to all present and future rights to payment of goods and services.

                  If the Company raises at least $3,000,000, to the extent the Debenture has not been repaid or converted in full, the remaining outstanding amounts shall automatically be deemed converted at the lower of 1.00 per share or 10% below offering per security issued for future financing debt equity capital of Company.

                  The payment of principal and/or interest on the Debenture shall be equal in right of payment to the other debentures to be received in the first half of 2003 in the amount of $500,000, based on the principal amount of all debentures outstanding at the time of such prepayments. In the event the lender receives payments in excess of its pro rata share of borrower's prepayments of the debentures, then lender shall hold in trust all such excess payments for the benefit of the holders of the debentures and shall pay such amounts held in trust to such holders upon demand by such holders.

                  Payments on the debentures from the sale of P5 units are as follows:

                  (1)      $15.00 per unit from the sale of 1 to 10,000 units;
                  (2)      $35.00 per unit from the sale of 10,001 to 20,000 units; and
                  (3)      $50.00 per unit from the sale of 20,001 to 30,000 units.

                             ESSENTIAL REALITY, INC.

                           DECEMBER 31, 2002 AND 2001


(7)      NOTES PAYABLE AND LONG-TERM DEBT, CONTINUED:

         (A)      SECURED CONVERTIBLE DEBENTURE, CONTINUED:

                  As of December 31, 2002, 53 P5 units have been sold, however, no payments have been made on the Debenture. Further, the Company expects to abandon the P5 product line in 2003 and accordingly, does not expect to realize substantial future revenues from the sale of P5 units.

                  Subsequent to year-end the notes became due and the Company defaulted on these notes. The Company requested a 90-day extension, until July 15, 2003.

         (B)      CONVERTIBLE AND NON-CONVERTIBLE NOTES:

                  As a result of the Transaction, bridge loans and accrued interest thereon in the amount of $2,378,431 owed by ER LLC to JPAL were eliminated. Concurrent with the Transaction, the Company assumed obligation of certain notes payable of JPAL in the amount of $2,517,070 (the "JPAL" notes).

                  Subsequent to the completion of the Recapitalization, the Company repaid $550,000 of JPAL notes and issued two year warrants to purchase 15,000 shares of common stock having an exercise price of $1.30 per share. In July 2002, $250,000 of these notes was converted into common stock at $1.15 per share. The remaining balance of $1,717,070 is comprised of $500,000 of convertible notes, which are convertible for a period of six months ended December 20, 2002 at a conversion price of $1.90 into an aggregate of 263,158 shares of common stock and $1,217,070 of non-convertible notes with two years warrants to purchase 840,000 shares of common stock at a purchase price of $1.90 per share. These notes bear interest at the rate of 8 1/2% per annum with $77,574 of accrued interest as of December 31, 2002. These notes are due April 30, 2004, and contain the following prepayment provisions:

                  i. During fiscal 2003, quarterly principal payments of $100,000 plus accrued interest due 15 days following each of the four quarters. The Company has requested 90-day extension for all provisions relating to mandatory prepayments.

                  ii. 50% of the proceeds received by the Company as a result of the exercise of warrants.

                  iii.     During fiscal 2002, 15% of the net proceeds  received
                           from  the  sale  of  equity  in  the  Company   above
                           $10,000,000, subject to a maximum of $700,000;

                  iv. During fiscal 2003, 20% of the net proceeds received from the sale of equity in the Company, subject to a maximum of $700,000, provided, that in the event the aggregate principal amount of bridge loans remaining outstanding at the time such equity is raised shall exceed $1,000,000, then the maximum amount due and payable shall be $900,000; and

                             ESSENTIAL REALITY, INC.

                           DECEMBER 31, 2002 AND 2001


(7)      NOTES PAYABLE AND LONG-TERM DEBT, CONTINUED:

         (B)      CONVERTIBLE AND NON-CONVERTIBLE NOTES, CONTINUED:

                    v. Beginning October 1, 2002, 35% of any Excess Cash, as defined, greater than $2,000,000, up to a maximum of $200,000 (in addition to amounts received under clause
                         (iv) above) in any quarter.

                    vi. The value of the warrants issued above was priced using the Black-Scholes pricing model. (Refer to footnote 12.)

                  Subsequent to year-end, the Company defaulted on these notes. The Company requested a 90-day extension, until July 15, 2003.


(9)      INCOME TAXES:

         Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which is uncertain. Accordingly, a valuation allowance, in an amount equal to the net deferred tax asset as of December 31, 2002, has been established to reflect these uncertainties. As of December 31, 2002, the deferred tax asset before valuation allowances is approximately $2,032,700 for federal purposes.

         Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating loss carryforwards before utilization.

         Income tax provision amounted to $-0- for the year ended December 31, 2002. For the year ended December 31, 2001 the Company was taxed as a Limited Liability Company and accordingly no provision was recorded. A reconciliation of the provision (benefit) for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes as of December 31, 2002 is as follows:

                  Computed tax at federal statutory rate of 34%                 $       (2,908,200)
                  Reduction for loss from ER LLC                                           875,500
                  Change in valuation allowance                                          2,032,700
                                                                                -------------------

                                                                                $                -
                                                                                ===================


         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 2002 are as follows:

                             ESSENTIAL REALITY, INC.

                           DECEMBER 31, 2002 AND 2001


(9)      INCOME TAXES, CONTINUED:

                  Deferred tax assets:
                  Allowance for doubtful accounts                               $           34,700
                  Accrued payroll                                                           77,170
                  Inventory obsolescence reserve                                           463,500
                  Net operating losses carryforwards                                     1,456,800
                                                                                -------------------
                      Total deferred tax assets                                          2,032,700
                                                                                -------------------
                  Net deferred assets before valuation allowance                         2,032,700
                  Valuation allowance                                                   (2,032,700)
                                                                                -------------------
                  Net deferred tax assets                                       $                -
                                                                                ===================


         At December 31, 2002, the Company has available unused net operating losses carryforwards of $5,978,500 for purposes that may be applied against future taxable income and that, if unused, began to expire in 2002.


(10)     RETIREMENT PLAN:

         The Company sponsors a 401(k) contributory plan (the "Plan") for the benefits of employees who are at least 21 years of age. The Company's management determines, at its discretion, the annual and contribution. The Company elected not to contribute to the Plan for the years ended December 31, 2002 and 2001.


(11)     STOCK OPTION PLANS:

         The Company has elected to follow Financial Accounting Standards Board Statement No. 123 (Accounting for Stock-Based Compensation) and accordingly the Company determined compensation costs based on the fair value at the grant date for its stock options.

         Effective June 20, 2002, the Company adopted the 2001 Stock Incentive Plan. The Company issued to its directors and employees, options to purchase an aggregate of 1,097,000 shares of its common stock at a weighted average exercise price of $1.13 per share. Such options expire ten years following the grant date. This included 200,000 contingent options, as further explained in the following paragraph. The issuance of the non-contingent options resulted in deferred stock-based compensation of $2,123,305, of which $589,660 was expensed for the year ended December 31, 2002. Deferred compensation expense will be charged to earnings over the vesting period of the options, which is between one to three years. Deferred compensation expense was computed using the Black-Scholes pricing model using a fair market value ranging from $2.00 to $3.10 per share, a term of three years, volatility of 44% and a risk-free rate of 5%.

                             ESSENTIAL REALITY, INC.

                           DECEMBER 31, 2002 AND 2001


(11)     STOCK OPTION PLANS, CONTINUED:

         On September 5, 2002, the Company issued options to an employee (the "Contingent" options) to purchase 200,000 shares of its common stock at an exercise price of $1.00 per share. The options vest when either of the following conditions occur: (i) the market capitalization of the Company, based on the public float, equals or exceeds $150,000,000 for a period of 60 consecutive business days and the average daily volume of the Company's common stock traded during these 60 days is no less than 125,000 or (ii) the Company sells all or substantially all of its assets for a minimum of $125,000,000. Since these options do not vest unless a future event occurs, the options are considered variable and will only be recorded by the Company if the contingencies are satisfied.

         Effective June 20, 2002, the Company adopted the Advisory Board Agreement. The Company issued to its advisors and consultants, options to purchase an aggregate of 260,000 shares of its common stock at a weighted average exercise price of $0.83 per share. Such options expire ten years following the grant date. The issuance of the options resulted in deferred stock-based compensation of $610,448 of which $93,263 was expensed for the year ended December 31, 2002. Deferred compensation expense will be charged to earnings over the term of the advisors' and/or consultants' agreements. Deferred compensation expense was computed using the Black-Scholes pricing model using a fair market value of $3.05 per share, a term of 10 years, volatility of 44% and a risk-free rate of 5%.

         Additional information with respect to these two Plans' stock option activity is as follows:

                                                                                                            Weighed
                                                                                      Number               Average of
                                                                                     of Shares           Exercise Price
                                                                                ------------------      ---------------
                  Outstanding at December 31, 2001                                               -      $             -
                  Granted Directors and Employees                                        1,097,000                 1.13
                  Granted Advisors and Consultants                                         260,000                  .83
                  Exercised                                                                      -                    -
                  Cancelled                                                                      -                    -
                                                                                ------------------      ---------------
                  Outstanding at December 31, 2002                                       1,357,000      $          1.08
                                                                                ==================      ===============
                  Options exercisable at December 31, 2002                                 422,000      $             -
                                                                                ==================      ===============

                             ESSENTIAL REALITY, INC.

                           DECEMBER 31, 2002 AND 2001



(11)     STOCK OPTION PLANS, CONTINUED:

          The  following  tables  summarize   information  about  stock  options
          outstanding and exercisable at December 31, 2002:



                                                      Weighted          Outstanding                           Exercisable
                                                       Average            Options                               Options
                Range of           Number of        Remaining in         Weighted           Number of          Weighted
                Exercise          Outstanding     Contractual Life        Average            Shares             Average
                 Prices             Options            in Year        Exercise Price       Exercisable      Exercise Price
             ---------------    --------------      -----------       --------------       -----------      --------------
              $.65 to $1.00          1,072,600             9.36         $      .75             396,334       $      .75
             $1.01 to $4.00            284,400             9.36               2.31              25,666              2.31
                                --------------      -----------         ----------         -----------       -----------

                                     1,357,000             9.36         $     1.08             422,000       $      1.08
                                ==============      ===========         ==========         ===========       ===========

         The assumptions used in the Black-Scholes model were as follows for stock options granted in 2002:

         The valuation of the directors and employees was computed using intrinsic value method.

                  Risk-free interest rate                  3.91 - 4.74
                  Expected volatility of common stock       43 - 74%
                  Dividend yield                               0%
                  Expected life of options                   3 years

         The Black-Scholes option valuation model was developed for estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because option valuation models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options. The Company's options do not have the characteristics of traded options; therefore, the option valuation models do not necessarily provide a reliable measure of the fair value of its options.


(12)     WARRANTS:

         The warrant activities as December 31, 2002 and 2001 are as follows:

                                                                                                            Weighed
                                                                                      Number                Average
                                                                                     of Shares           Exercise Price
                                                                                ------------------      ---------------
                  Outstanding at December 31, 2001                                               -      $             -
                  Granted                                                                1,286,211                 1.68
                  Exercised                                                                      -                    -
                  Cancelled                                                                      -                    -
                                                                                ------------------      ---------------
                  Outstanding at December 31, 2002                                       1,286,211      $          1.68
                                                                                ===================      ==============
                  Warrants exercisable at December 31, 2002                              1,286,211      $          1.68
                                                                                ==================       ==============

                             ESSENTIAL REALITY, INC.

                           DECEMBER 31, 2002 AND 2001



(12)     WARRANTS, CONTINUED:

          The following tables summarize information about warrants outstanding and exercisable at December 31, 2002:


                                                      Weighted          Outstanding                           Exercisable
                                                       Average            Options                               Options
                Range of           Number of        Remaining in         Weighted           Number of          Weighted
                Exercise          Outstanding     Contractual Life        Average            Shares             Average
                 Prices             Options            in Year        Exercise Price       Exercisable      Exercise Price
             ---------------    --------------      -----------       --------------       -----------      --------------
              $1.00 - 1.90         1,286,211            2.54               $1.68            1,286,211            $1.68

         1. In connection with the offering ER LLC issued to the financial advisors warrants to purchase an aggregate of 331,211 shares of membership units. These warrants have an exercise price of $1.30 per membership unit and are exercisable for a period of up to five years. As a result of the Recapitalization, warrants to purchase membership units in ER LLC have become warrants to purchase common shares of the Company.

                  The Company recognized no expense and the transaction had no net-effect on stockholders' equity as these warrants were part of the offering costs. The fair value of the warrants of $813,165 was determined using the Black-Scholes option-pricing model, with the following assumptions: (i) no expected dividends; (ii) a risk-free interest rate of 5.00%; (iii) expected volatility of 80%; and (iv) an expected life of two years. The value of these warrants was computed using the Black-Scholes pricing model.

2. In connection with the Recapitalization, the Company issued to the current and former convertible and non-convertible note holders two-year warrants to purchase an aggregate of 840,000 shares and 15,000 shares of common stock, respectively.

                  The $1,467,070 non-convertible note holders were allocated 544,382 warrants of the total of 840,000 with an exercise price of $3.05. In accordance with EITF 00-27, the Company first determined the value of the note and the fair value of the detachable warrants issued in connection with this non-convertible debenture. The estimated value of the 544,382 warrants of $497,490 was determined using the Black-Scholes pricing model with the following assumptions: (i) no expected dividends; (ii) a risk-free interest rate of 4.83%; (iii) expected volatility of 44%; and (iv) an expected life of two years. The face amount of the note payable of $1,467,070 was proportionately allocated to the note payable and the warrants in the amount of $497,490 and $969,580, respectively. The amount allocated to the warrants of $497,490 was recorded as a discount on the note payable and is being accreted into notes payable as additional interest expense over the remaining life of the note. Of the $497,490 discount, as of December 31, 2002, $135,679 has been amortized to expense.

                             ESSENTIAL REALITY, INC.

                           DECEMBER 31, 2002 AND 2001


(12)     WARRANTS, CONTINUED:

                  The $500,000 convertible note holders were allocated 205,618 warrants of the total of 840,000 with an exercise price of $3.05. In accordance with EITF 00-27, the Company first determined the value of the note and the fair value of the detachable warrants issued in connection with this convertible debenture. The estimated value of the 205,618 warrants of $284,321 was determined using the Black-Scholes pricing model with the following assumptions: (i) no expected dividends;
                  (ii) a risk-free interest rate of 4.83%; (iii) expected volatility of 44%; and (iv) an expected life of two years. The face amount of the note payable of $500,000 was proportionately allocated to the note payable and the warrants in the amount of $318,747 and $181,253, respectively. The amount allocated to the warrants of $181,253 was recorded as a discount on the note payable and is being accreted into notes payable as additional interest expense over the remaining life of the note. The value of the note payable was then allocated between the note and the beneficial conversion feature, which amounted to $-0- and $318,747, respectively. The beneficial conversion feature expired prior to December 31, 2002 and accordingly the entire discount of $318,747 was charged to interest expense. Of the $181,253 discount, as of December 31, 2002, $49,433 has been amortized to expense. None of the note balance under this agreement has been converted into common stock as of December 31, 2002.

                  The remaining 90,000 warrants granted to others represented consulting expense of $124,449 and was determined using the Black-Scholes pricing model with the following assumptions:
                  (i) no expected dividends; (ii) a risk-free interest rate of 4.83%; (iii) expected volatility of 44%; and (iv) an expected life of two years.

                  The 15,000 warrants valued at $28,513 were charged to expense and value was determined using the Black-Scholes pricing model with the following assumptions: (i) no expected dividends;
                  (ii) a risk-free interest rate of 4.83%; (iii) expected volatility of 44%; and (iv) an expected life of two years.

          3. In connection with the $500,000 raised under a Subscription Agreement dated November 20, 2002, in accordance with EITF 00-27, the Company first determined the value of the note and the fair value of the detachable warrants issued in connection with this convertible debenture. The estimated value of the 100,000 warrants of $140,120 was determined using the Black-Scholes pricing model with the following assumptions:
                  (i) no expected dividends; (ii) a risk-free interest rate of 4.04%; (iii) expected volatility of 83%; and (iv) an expected life of two years. The face amount of the note payable of $500,000, which has a conversion feature for six months, was proportionately allocated to the note payable and the warrants in the amount of $390,552 and $109,448, respectively. The amount allocated to the warrants of $109,448 was recorded as a discount on the note payable. The value of the note payable was then allocated between the note and the preferential conversion feature, which amounted to $115,552 and $275,000, respectively. The combined total discount is $384,448, is being accreted into notes payable as additional interest expense over the remaining life of the note. Of the $500,000 discount, as of December 31, 2002, $71,486 has been amortized to expense. None of the note balance under this agreement has been converted into common stock as of December 31, 2002.

                             ESSENTIAL REALITY, INC.

                           DECEMBER 31, 2002 AND 2001



(13)     COMMITMENTS AND CONTINGENCIES:

a. The Company leases its office and certain equipment under non-cancellable agreements. The following is a schedule of future minimum rental payments required under these leases:

                           Year ending December 31,
                               2003                                             $          131,388
                               2004                                                        142,129
                               2005                                                        145,117
                               2006                                                        139,710
                                                                                ------------------
                                                                                $          558,344
                                                                                ==================



                  Real estate taxes, insurance, and maintenance expenses are obligations of the Company. It is expected that in the normal course of business, leases that expire will be renewed or replaced. Rent expense for the years ended December 31, 2002 and 2001 totaled $114,338 and $39,000, respectively.

b. The Company is allocated certain equipment lease costs under leases assumed by a company related to a certain member of LCG. The Company is not obligated under the leases but is allocated a portion the minimum payments under the leases are as follows:

                           Year ending December 31,
                               2003                                             $           25,533
                               2004                                                          1,188
                                                                                ------------------
                                                                                $           26,721
                                                                                ==================

                  Computer lease expense for the years ended December 31, 2002 and 2001 amounted to $47,666 and $13,000, respectively.

          c. The Company has an employment agreement with the vice president of marketing and sales. The agreement provides for an annual base salary of $150,000 per year and four months of severance compensation.

          d.       LITIGATION

                  On November 21, 2002, a complaint was filed by MC Squared in United States District Court for the Southern District of New York against us, Humbert Powell, Chairman of our Board of Directors, Steven Francesco, our ex-Chief Executive Officer, David Devor, an officer and Brian Jedwab, a member of our Board of Directors, alleging breach of a development agreement between us (originally Essential Reality, LLC) and MC Squared. Specifically, the complaint alleges a failure by us to provide a design credit to MC Squared on the packaging for the P5(TM). The complaint seeks specific performance and a recall of all P5(TM) products shipped to date without the design credit on the packaging. We have submitted an answer with counterclaims and have made a motion to dismiss this complaint. A decision on the motion is pending.

                             ESSENTIAL REALITY, INC.

                           DECEMBER 31, 2002 AND 2001



(13)     COMMITMENTS AND CONTINGENCIES, CONTINUED:

                  On January 21, 2003, a complaint was filed by RDA International, Inc. in the Supreme Court of the State of New York against ER LLC seeking payment of $203,265 for work, labor, and services performed in connection with advertising, marketing, and multimedia programs for the P5(TM).

                  On February 28, 2003, a complaint was filed by Aaron Gavios, a former employee of ours, in The United States District Court for the Southern District of New York against us, Humbert Powell, Chairman of our Board of Directors and Brian Jedwab, a member of our Board of Directors, alleging breach of a contract. Specifically, the complaint alleges failure to provide for severance pay, failure to provide stock options, and failure to reimburse for automobile lease totaling $120,000, plus interest and legal fees.

                  On April 16, 2003, a complaint was filed by Ziff Davis Media, Inc. in the Supreme Court of the State of New York against the Company seeking payment of $27,443 for print advertising for the P5.

                  Management believes there are valid defenses to these claims and intends to vigorously defend; however, there can be no assurance of a successful outcome. The costs associated with these litigations, including the time required to defend the Company, as well as the potential cost should there be an adverse judgment, may have a material adverse effect on the financial condition and results of operation.


(14)     RELATED-PARTY TRANSACTIONS:

         The Company had the following related-party transactions for the years ended December 31, 2002 and 2001:

         a. The Company accrued compensation expense of $228,492 and $257,103 for certain officers and shareholders for the years ended December 31, 2002 and 2001, respectively. These amounts are included in due to related parties at December 31, 2002.

         b. Advances from affiliated companies are from entities that are affiliated with certain shareholders of the Company. The advances are payable on demand and bear interest at the rate of 10% per annum. Certain of these advances were satisfied in September 2002, by granting the Company's interest in "other assets" of $22,500 to these entities. At December 31, 2002, $1,712 remains outstanding.

         c. Non-interest bearing advances from an affiliate of certain shareholders, LCG Capital Group, LLC, were made in 2001 of which $5,705 was paid in 2002 leaving a balance of $70,912 outstanding at December 31, 2002.

                             ESSENTIAL REALITY, INC.

                           DECEMBER 31, 2002 AND 2001


(14)     RELATED-PARTY TRANSACTIONS, CONTINUED:

         d. Included in product and development expense is $33,700 and $55,000 for the years ended December 31, 2002 and 2001, respectively, to a company owned by certain shareholders of the Company that have consulted with the Company in the areas of product strategy, design, and development.

         e. Included in general and administrative expenses are costs incurred of $203,479 and $242,000 for the years ended December 31, 2002 and 2001, respectively, by two entities that are related to certain members of LCG Capital Group. Such costs were determined to be allocable costs to the Company and include consulting fees related to business development, employee salaries, occupancy, telephone, and computer leases. In the case of employee salaries, costs are allocated to the Company based on the time each employee conducts business specific to the Company. In the case of the other expenses, costs are allocated based on a percentage of resources used by the Company.

         f. Included in general and administrative expenses is $21,700 and $26,000 at December 31, 2002 and 2001, respectively, of marketing expense payable to a company owned by a person related to certain members of the Company who assisted in establishing and executing its marketing programs. Included in accounts payable-related parties is $21,700 of this expense at December 31, 2002.

         g. Included in general and administrative expenses is $35,000 and $58,000 at December 31, 2002 and 2001, respectively, of business development expense payable to a company that is related to certain members of LCG who assisted the Company in executing its business development program. Included in accounts payable-related parties is $35,000 of this expense at December 31, 2002.


(15)     STOCKHOLDERS' EQUITY:

         In November 2002, the Company issued 50,000 shares in exchange for deferral of payment of legal services valued at $70,000 based on the market price of the Company's stock when the services had been completed. An amount of $70,000 of expense was charged to equity-based compensation. The law firm resigned in the first quarter of 2003 before completing the deferred legal services and the Company paid $25,000 to settle the outstanding amount owned. The Company may pursue the return of the shares because the law firm did not complete the agreed-upon services.

         On June 20, 2002, ER LLC completed a private placement (the "Offering") whereby it issued 7,274,784 membership units for gross proceeds of $7,577,900. Included in the gross proceeds was $500,000 of bridge loans that were converted to 480,000 membership units of the Company. $250,000 of the bridge loans converted was owed to JPAL and $250,000 was due to a third-party lender. JPAL exchanged the membership interest in ER LLC for the reduction of $250,000 in notes payable it owed to third-party lenders.

                             ESSENTIAL REALITY, INC.

                           DECEMBER 31, 2002 AND 2001


(15)     STOCKHOLDERS' EQUITY, CONTINUED:

         In connection with the Offering, the Company issued to its financial advisors warrants to purchase an aggregate of 331,211 shares of common stock (the "Additional Warrants"). Such warrants shall have an exercise price of $1.30 per membership unit and shall be exercisable for a period of up to five years. As a result of the Transaction, warrants to purchase membership units in ER LLC have become warrants to purchase common shares of the Company. The value of the warrants issued above was priced using the Black-Scholes pricing model. (Refer to footnote 12.)


(16)     CONTRACTUAL OBLIGATIONS/GAME PUBLISHERS-LICENSING AGREEMENTS:

         a.       In  March  2000,   the  Company   entered  into  a  consulting
                  agreement, which requires the Company to pay the consultant, $0.25 for each of the first 150,000 units of the P5 sold.

         b. In July 2000, the Company entered into an agreement for product development with a company that is owned by a person who is related to certain shareholders of the Company. Pursuant to the agreement, the Company is required to pay royalties of 1.8% on net sales of P5 and 9% of the license fee collected by the Company with respect to P5, indefinitely. The Company is contesting certain terms of this agreement and is currently in litigation. As of December 31, 2002, $1,098 was included in accounts payable related to this.

         c. In August 2000, the Company entered into a memorandum of understanding, which provides for a renewable two-year lease for a certain component of P5. Royalties are calculated as the number of units of P5 sold multiplied by the greater of a $0.25 and the difference between the manufacturing cost of the license component and alternative component with a minimum license fee of $125,000 per annum. The Company has elected not use the licensed component therefore no royalties are due pursuant to the memorandum of understanding.

         d. In January 2001, the Company entered into memorandum of understanding for the development of certain components of P5. Pursuant to the memorandum of understanding, the Company is required to pay royalties of 1% of P5's net sales to the developer, indefinitely. A nonrefundable royalty advance of $15,000 was paid in 2001. Included in accounts payable at December 31, 2002 is royalty expense of $35,000 incorporating the component technology pursuant to the memorandum of understanding into P5.

         e. In July 2001, the Company entered a development agreement for the development of certain components of P5. The developer accomplished the objectives set forth in the agreement to complete development of the P5 by June 2002. Consequently, the Company is required to pay base royalties of 1% of net sales generated from P5, indefinitely and additional 0.5% of net sales generated from P5, indefinitely. Included in accrued expenses is $917 at December 31, 2002.

                             ESSENTIAL REALITY, INC.

                           DECEMBER 31, 2002 AND 2001


(16)     CONTRACTUAL OBLIGATIONS/GAME  PUBLISHERS-LICENSING AGREEMENTS,
         CONTINUED:

         f. In May 2002, the Company placed an order for the manufacture of approximately 35,000 P5s with a third-party manufacturer. Under the terms of the order, the Company paid a deposit of $100,000 upon placing the order and posted letters of credit in the amount of $2,000,000. As of September 30, 2002, there was $2,000,000 in restricted cash, upon which the letters of credit could be drawn. Beginning in October 2002, the Company began accepting receipt of these goods from the manufacturer, and as of December 24, 2002, $1,842,234 has been drawn against the letters of credit, as payment. The balance of $157,766 was paid on January 30, 2003.

         g. In May 2002, the Company entered into an agreement with a game developer. Under the agreement the game developer shall disclose to the Company the source code for two specific games so that the P5 software can be integrated with the game and use their best efforts to provide reasonable technical assistance to the Company and its developer during the integration process. In addition, the game developer will release software updates enabling current users of the games to use P5. The Company will be responsible for integration and payment to the game developer of $100,000. As of March 31, 2003 the Company paid $66,665. Included in accrued liabilities is $33,335 related to this agreement.

         h. In August 2002, the Company committed to pay a game publisher a minimum of $35,000. At December 31, 2002, $17,500 was paid with $17,500 included in accounts payable.

         i. In August 2002, the Company committed to pay royalties to a game publisher at the rate of $5.00 per unit. A minimum commitment of $125,000 is required. At December 31, 2002, $62,500 was paid with $62,500 included in accrued expenses.

         j. In September 2002, the Company committed to pay royalties to a game publisher at the rate of $1.50 per unit. A minimum of $37,500 is required. At December 31, 2002, $18,750 was paid with $18,750 included in accrued expenses.

         k. In September 2002, the Company committed to pay royalties to a game publisher at the rate of $5.00 per unit. A minimum commitment of $187,500 is required. At December 31, 2002, $93,750 was paid with $93,750 included in accounts payable


(17)     SUBSEQUENT EVENT:

         NEW FINANCING:

                  On March 12, 2003, the Company sold to a private investor 100,000 shares for $1.00 per share totaling $100,000.

                  During the first quarter of 2003, the Company raised an additional $500,000 pursuant to the 8% Secured Convertible Debenture described in footnote 7.

                             ESSENTIAL REALITY, INC.

                           DECEMBER 31, 2002 AND 2001


(17)     SUBSEQUENT EVENT, CONTINUED:

         NEW FINANCING, CONTINUED:

                  Also, the Company obtained an additional $25,000 short-term unsecured financing with no interest.

         SEVERANCE AGREEMENTS:

                  In January 2003, the Company terminated six personnel consisting of various officers and support staff. The Company is obligated for $291,000 of severance pay contingent upon the Company obtaining installment financing of $1,000,000 minimum, excluding bridge loans.

                  In addition, in connection with these severance agreements, the Company is obligated to issue to one of its former officers, five-year warrants to purchase 250,000 shares of common stock at an exercise price of $0.75 per share.

         PRIVATE PLACEMENT:

                  On March 10, 2003, the Company entered into an Investment Banking/Advisory Agreement with First Securities USA, Inc. through its SBI USA division ("SBI") engaging SBI as the exclusive financial advisor, for six months in connection with the management of a "PIPE" (private investment in public equity) of equity securities, which may or may not include common stock and warrants to purchase common stock of the Company, on a best efforts basis up to $5,000,000 with a minimum of $3,000,000. The private placement will be structured as a transaction exempt from section 5 of the Securities Act of 1933 and shall comply with section 4(2) of the Securities Act and Regulation D and to permit the initial closing upon the receipt and acceptance by the Company of $3,000,000 for irrevocable subscriptions for the securities up to $5,000,000. The Company will pay the Investment Banker a retainer of $25,000 in common stock of the Company. In addition, the Company will pay a commission in cash equal to 10% of the aggregate gross proceeds of the securities sold, as well as warrants for the purchase of a number of securities equal to 10% of the number of securities sold in the private placement. The warrants will be exercisable for five years at a price equal to 110% of the offering price per security.

EXHIBIT INDEX

NUMBER        DESCRIPTION
---------     -----------
2.1        Amended Contribution Agreement, dated as of April 24, 2002, by and among Essential Reality, LLC, the Registrant
           (f/k/a JPAL, Inc.), Martin Abrams, John Gentile, Anthony Gentile and LCG Capital Group, LLC.  Incorporated herein by reference from Exhibit A to the Registrant's Proxy Statement on Schedule 14A filed on May 21, 2002.

2.2        Amendment to Amended Contribution Agreement, dated as of June 14, 2002, by and among Essential Reality, LLC, the
           Registrant (f/k/a JPAL, Inc.), Martin Abrams, John Gentile, Anthony Gentile and LCG Capital Group, LLC.
           Incorporated herein by reference from Exhibit 2.2 to the Registrant's Current Report on Form 8-K filed on July 3,
           2002.
3.1        Amended and Restated Articles of Incorporation of the Registrant.  Incorporated herein by reference from Exhibit 3.1 to the Registrant's Registration Statement on Form SB-2 filed on August 18, 2000 ("2000 SB-2").

3.2        Amendment to Articles of Incorporation filed June 20, 2002 with the State of Nevada. Incorporated herein by reference from Exhibit 3.2 to the Registrant's Registration Statement on Form SB-2 filed on July 19, 2002 ("2002
           SB-2").

3.3        Amendment to Articles of Incorporation filed June 21, 2002 with the State of Nevada.  I incorporated herein by reference from Exhibit 3.3 to the 2002 SB-2.

3.4        Bylaws of the Registrant.  Incorporated herein by reference from Exhibit 3.2 to the 2000 SB-2.

10.1       JPAL, Inc. 2001 Stock Incentive Plan.  Incorporated herein by reference from Exhibit C to the Registrant's Proxy
           Statement on Schedule 14A filed on January 18, 2002.

10.2*      Manufacturing Agreement with V-Tech Communications Ltd entered into as of May 15, 2002.

10.3*      Development Agreement with VR Yad dated as of July 1, 2001.

10.4       Consulting / Advisor Agreement with Abrams Gentile Entertainment, Inc. dated as of February 1, 2001.

10.5*      Agreement with  BusinessDevelopment.com  LLC dated as of December 13, 2000.  Amendment with Business  Development.com
           LLC dated as of  December 1,2001

 10.6*     Investment Banking/Advisor Agreement with SBI USA, a division of First Securities USA, Inc., dated March 10, 2003.

24.1*      Power of Attorney (included on signature page hereto).

99.1*      Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2*      Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

--------------
o        Filed herewith.