Form 10QSB
period 2003-03-31
ESSENTIAL REALITY INC
filed 2004-05-13
CIK 1115463

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED March 31, 2003

                |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM _________ TO _________

                        Commission File Number: 000-32319

                             ESSENTIAL REALITY, INC.
        (Exact name of small business issuer as specified in its charter)

             Nevada                                     33-0851302
(State or Other Jurisdiction of          (I.R.S. Employer Identification Number)
Incorporation or Organization)

                      Change of Address 263 Horton Highway
                            Minneola, New York 11357
                    (Address of Principal Executive Offices)

                      Change of Phone Number (516) 742-3100
                           (Issuer's Telephone Number)

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

                                  |_| Yes |_| No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of April 21, 2004 there were 18,588,110 shares of the issuer's Common Stock, par value $.001 per share, issued and outstanding.

          Transitional Small Business Disclosure Format |_| Yes |X| No

                         PART I - FINANCIAL INFORMATION

                                                                           Pages

Item 1 - Financial Statements

    Condensed Balance Sheet as of March 31, 2003 (Unaudited)                   1

    Condensed Statements of Operations for the three
    months ended March 31, 2003 and 2002 (Unaudited)                           2

    Condensed Statements of Cash Flows for the three months ended
    March 31, 2003 and 2002 (Unaudited)                                      3-4

    Notes to Condensed Financial Statements (Unaudited)                   5 - 15

Item 2 - Management's Discussion and Analysis                            16 - 31

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                    30

Item 2 - Changes in Securities                                                31

Item 3 - Defaults Upon Senior Securities                                      32

Item 4 - Submission of Matters to a Vote of Security Holders                  32

Item 5 - Other Information                                                    32

Item 6 - Exhibits and Reports on Form 8-K                                     34

                  ESSENTIAL REALITY, INC. (FORMERLY JPAL, INC.)

                             CONDENSED BALANCE SHEET

                                                                                 MARCH 31,
                                                                                   2003
                                                                               ------------
                                     ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                                     $     22,127
 Accounts receivable                                                                 21,383
 Notes receivable, net                                                              431,187
 Inventories, net                                                                   272,294
 Deferred financing costs                                                            25,250
 Other current assets                                                                70,230
                                                                               ------------
  Total current assets                                                              842,471

EQUIPMENT AND IMPROVEMENTS, net of accumulated depreciation and amortization        345,661
INTANGIBLE ASSETS, net of accumulated amortization                                  237,126
OTHER ASSETS                                                                         58,050
                                                                               ------------

                                                                               $  1,483,308
                                                                               ============
                      LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
 Accounts payable and accrued expenses                                         $  1,939,070
 Due to related parties                                                             208,602
 Loan Payable - unsecured                                                            25,000
 Accrued compensation                                                               228,492
 Secured convertible debenture (net of deferred interest of $205,598)               711,902
 Current portion of notes payable                                                   424,635
                                                                               ------------
  Total current liabilities                                                       3,537,701

NOTES PAYABLE, net of current portion                                             1,317,070
COMMITMENTS AND CONTINGENCIES                                                            --

STOCKHOLDERS' DEFICIT:
 Common stock, $0.001 par value; 50,000,000 shares
 authorized; 18,348,110 issued and outstanding                                       18,348
 Additional paid-in capital                                                      14,251,124
 Deferred compensation expense                                                   (1,361,497)
 Accumulated deficit                                                            (16,279,438)
                                                                               ------------
  Total stockholders' deficit                                                    (3,371,463)
                                                                               ------------

                                                                               $  1,483,308
                                                                               ============

  See notes to condensed financial statements

                  ESSENTIAL REALITY, INC (FORMERLY JPAL, INC.)

                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                             Three months ended
                                                                  March 31,
                                                        ----------------------------
                                                            2003            2002
                                                        ------------    ------------
REVENUE                                                 $     43,522    $         --

COST OF REVENUE                                              102,415              --
                                                        ------------    ------------
GROSS LOSS                                                   (58,893)             --
                                                        ------------    ------------

OPERATING EXPENSES:
 Sales and marketing                                         260,268         407,503
 Product development                                         145,075         488,735
 General and administrative expenses                         292,013         403,652
 Depreciation and amortization                                57,888           3,415
 Severance compensation                                      294,511
 Stock-based compensation                                    806,742              --
                                                        ------------    ------------
TOTAL OPERATING EXPENSES                                   1,856,497       1,303,305
                                                        ------------    ------------

LOSS FROM OPERATIONS                                      (1,915,390)     (1,303,305)
                                                        ------------    ------------

OTHER INCOME (EXPENSE):
 Interest income                                               1,065              --
 Interest expense                                           (739,391)        (48,585)
                                                        ------------    ------------
   Total other income (expense)                             (738,326)        (48,585)
                                                        ------------    ------------

LOSS BEFORE PROVISION FOR INCOME TAXES                    (2,653,716)     (1,351,890)
                                                        ------------    ------------

NET LOSS                                                $ (2,653,716)   $ (1,351,890)
                                                        ============    ============

NET LOSS PER SHARE - BASIC AND DILUTED                  $      (0.15)   $      (0.08)
                                                        ============    ============

NUMBER OF WEIGHTED AVERAGE SHARES - BASIC AND DILUTED     18,251,444      17,955,718
                                                        ============    ============

See notes to condensed financials statements

                  ESSENTIAL REALITY, INC. (FORMERLY JPAL, INC.)

                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                         Three months ended March 31,
                                                         ----------------------------
                                                             2003           2002
                                                          -----------    -----------
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
 Net loss                                                 $(2,653,716)   $(1,351,890)
                                                          -----------    -----------
 ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
 PROVIDED BY (USED FOR) OPERATING
 ACTIVITIES:
  Depreciation and amortization                                57,888          3,415
  Reserve for inventory obsolescence                          (45,118)            --
  Amortization of deferred interest                           120,187        (44,571)
  Non-cash compensation                                       831,992             --
  Imputed interest on conversion of debt instrument           535,529             --
 CHANGES IN ASSETS AND LIABILITIES:
  (INCREASE) DECREASE IN ASSETS:
   Accounts receivable                                         17,296             --
   Inventories                                                 77,353             --
   Deferred financing cost                                    (25,250)      (119,772)
   Notes receivable                                           (31,187)            --
   Prepaid expenses, deposits, and other assets                47,764         23,146
  INCREASE (DECREASE) IN LIABILITIES:
   Accounts payable and accrued expenses                      379,891        226,833
   Accrued compensation                                            --          9,900
                                                          -----------    -----------
    Total adjustments                                       1,996,345         98,951
                                                          -----------    -----------

    Net cash used for operating activities                   (657,371)    (1,252,939)
                                                          -----------    -----------

CASH FLOWS USED FOR INVESTING ACTIVITIES:
 Payments for purchases of equipment                           (1,750)        (9,052)
                                                          -----------    -----------
    Net cash used for investing activities                     (1,750)        (9,052)
                                                          -----------    -----------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
 Proceeds from sale of securities                             100,000             --
 Proceeds from Secured Convertible Debenture                  417,500      1,525,000
 Proceeds from loan payable-unsecured                          25,000
 Due to related parties                                         6,732            275
 Repayment of notes payable                                   (56,842)            --
                                                          -----------    -----------

         Net cash provided by financing activities            492,390      1,525,275
                                                          -----------    -----------

 NET INCREASE (DECREASE) IN CASH                             (166,731)       263,284
 CASH AND CASH EQUIVALENTS, beginning of year                 188,858         13,863
                                                          -----------    -----------

 CASH AND CASH EQUIVALENTS, end of year                   $    22,127    $   277,147
                                                          ===========    ===========

                  ESSENTIAL REALITY, INC. (FORMERLY JPAL, INC.)

                 STATEMENTS OF CASH FLOWS (CONTINUED)(UNAUDITED)

                                                              Three months ended
                                                                   March 31,
                                                              ------------------
                                                                 2003      2002
                                                               -------   -------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Interest paid                                                $38,675   $48,585
                                                               =======   =======

  Income tax paid                                              $    --   $    --
                                                               =======   =======

NON-CASH INVESTING AND FINANCING ACTIVITIES:

  Discount recorded related to warrants and beneficial
   conversion feature of convertible debentures                $84,721   $    --
                                                               =======   =======

  Issuance of common stock for consulting fees                 $25,250   $    --
                                                               =======   =======

  See notes to condensed financial statements

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2003 (UNAUDITED)

1. BASIS OF PRESENTATION, ORGANIZATION AND OTHER MATTERS

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual report on from 10 KSB for the year ended December 31, 2002. In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included in the accompanying unaudited condensed financial statements.

The results of operations for the interim periods are not necessarily indicative of the results that maybe expected for the full year ended December 31, 2003.

Nature of Business

Essential Reality, LLC ("ER LLC" or the "Company") was formed as Freedom Multimedia, LLC in the state of Delaware on July 9, 1998 and began active operations on June 1, 1999. The Company changed its name to Essential Reality, LLC ("ER, LLC") on December 29, 1999. On June 20, 2002, ER LLC completed a business combination (recapitalization) with JPAL, Inc. ("JPAL"), a Nevada Corporation (the "Transaction"). Whereby, all of the members of ER LLC contributed their membership interests in ER LLC to JPAL in exchange for 16,874,784 shares of JPAL's common stock. The shareholders of JPAL canceled 7,564,326 of their shares of JPAL common stock and were left with 1,080,934 shares of common stock representing 6.02% of JPAL. Upon the business combination, ER LLC was dissolved and all of its assets and liabilities were transferred into JPAL. Following the Transaction, JPAL changed its name to Essential Reality, Inc.

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

Basis Of Presentation:

The financial statements of the Company were prepared in conformity with Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises," through December 31, 2001. Effective October 1, 2002, the Company no longer met the requirements of SFAS No. 7 and, accordingly, all disclosures required under SFAS No. 7 have been discontinued in these financial statements.

Going Concern:

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America that contemplate continuation of the Company as a going concern. However, the Company has reported a net loss of $2,653,716 for the three months ended March 31, 2003, and has an accumulated deficit of $16,279,438, and at March 31, 2003 the Company's current liabilities exceeded its current assets by $2,695,230. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. This factor raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

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

Inventory sold with the right of price protection and/or right of return is reported as inventory on consignment. Consigned inventory amounted to $113,946 at March 31, 2003 and is included as inventory on the balance sheet.

Inventory is net of a valuation reserve of $1,318,514 at March 31, 2003.

Research and Development

Research and development costs are expensed in the year incurred. These costs totaled $145,075 and $448,735 net of loan receivable of $373,000 for the three months ended March 31, 2003 and 2002, respectively.

2. NOTES RECEIVABLE:

Notes receivable as of March 31, 2003 consisted of the following:

     Due from former employee                                      $ 50,000
     Due from product developer                                     483,308
                                                                   --------
                                                                    533,308
     Less: reserve for collectibility                               102,121
                                                                   --------
                                                                   $431,187
                                                                   ========

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

As of March 31, 2003, the loan balance has been reduced by $1,755,798 of qualified development expenses and $566,279 of research and development credits from the Canadian Government. The remaining receivable of $431,187 is net of an allowance for reduced tax credits of $52,121 at March 31, 2003.

As of September 16, 2003, the loan balance has been reduced by $1,960,012 of qualified development expenses and $418,773 of research and development credits from the Canadian Government. The remaining receivable of $366,642 was applied against the outstanding balance owed at September 16, 2003.

3. SECURED CONVERTIBLE DEBENTURE:

In November 2002, the Company opened a Subscription Agreement to raise $1,000,000 8% Secured Convertible Debenture (the "Debenture"). The Company received $500,000 as of December 31, 2002. As of March 31, 2003 an additional $417,500 had been raised. The debenture contains a beneficial conversion feature for six months at a conversion price of $1.00. The debenture also contains detachable warrants to acquire 183,500 shares of common stock at an exercise price of $1.00 per share expiring in five years. The Debenture is collateralized by the Company's right, title, and interest in and to all present and future rights to payment of goods and services.

In connection with the Debenture in accordance with EITF 00-27, the Company first determined the value of the notes and the fair value of the detachable warrants issued in connection with this convertible debenture. The estimated value of the 183,500 warrants of $187,181 was determined using the Black-Scholes pricing model with the following assumptions: (i) no expected dividends; (ii) a risk-free interest rate of 4.04%; (iii) expected volatility of 83%; and (iv) an expected life of two years. The face amount of the notes payable of $917,500, which has a conversion feature for six months, was proportionately allocated to the note payable and the warrants in the amount of $650,508 and $266,992, respectively. The amount allocated to the warrants of $266,992 was recorded as a discount on the note payable. The value of the note payable was then allocated between the note and the preferential conversion feature, which amounted to $401,883 and $248,625 respectively. The combined total discount is $515,617, is being accreted into notes payable as additional interest expense over the remaining life of the note. Of the $515,617 discount, as of March 31, 2003, $192,085 has been amortized to expense. None of the note balance under this agreement has been converted into common stock as of March 31, 2003.

4. NOTES PAYABLE

As of March 31, 2003, the Company has $1,717,070 of notes payable that were assumed during the Transaction (as described in Note 1, Nature of Business). These notes bear interest at 8 1/2% per annum. As of March 31, 2003, the Company has accrued $113,560 of interest and it is included in accounts payable and accrued expenses at March 31, 2003.

5. EQUITY

On March 10, 2003 the Company entered into an investment banking/Advisory Agreement with First Securities USA, Inc. through its SBI USA division engaging SBI as exclusive advisor and agreed to pay the Investment Banker a retainer of 25,000 shares of common stock of the Company.

On March 12, 2003 the Company sold 100,000 shares of common stock of the Company to a private investor for $1.00 per share totaling $100,000.

6. STOCK OPTION PLANS:

The Company has elected to follow Financial Accounting Standards Board Statement No. 123 (Accounting for Stock-Based Compensation) and accordingly the Company determined compensation costs based on the fair value at the grant date for its stock options.

As of March 31, 2003 217,334 options were cancelled because of the termination of certain employees.

A schedule of activity with respect to the Company's stock option is as follows:

                                                                  Weighted
                                                    Number        Average of
                                                    of Shares     Exercise Price
                                                    ---------     -------------

     Outstanding at December 31, 2002               1,357,000        $1.08
     Granted Directors and Employees                       --           --
     Granted Advisors and Consultants                      --           --
     Exercised                                             --           --
     Cancelled                                        217,334          .89
                                                    ---------        -----
     Outstanding a March 31, 2003                   1,139,666        $1.29
                                                    =========        =====
     Options exercisable at March 31, 2003            349,991        $  --
                                                    =========        =====

The following tables summarize information about stock options outstanding and exercisable at March 31, 2003:

                                  Weighted              Outstanding                      Exercisable
                                  Average               Options                          Options
Range of         Number of        Remaining in          Weighted         Number of       Weighted
Exercise         Outstanding      Contractual Life      Average          Shares          Average
Prices           Options          in Year               Exercise Price   Exercisable     Exercise Price
---------------  --------------   ----------------      --------------   -----------     --------------
$.65 to $1.00     1,023,266             9.36                $  .96          250,292         $ .96
1.01 to $4.00       116,400             9.36                  2.85           99,699          2.85
-------------     ---------             ----                ------          -------         -----
                  1,139,666             9.36                $ 1.29          349,991         $1.29
                  =======               ====                ======          =======         =====

7. WARRANTS:

A schedule of warrant activity as of March 31, 2003 is as follows:

                                                                  Weighed
                                                    Number        Average
                                                    of Shares     Exercise Price
                                                    ---------     --------------
     Outstanding at December 31, 2002               1,286,211         $1.68
     Granted                                          333,500          1.68
     Exercised                                             --            --
     Cancelled                                             --            --
                                                    ---------         -----
     Outstanding and exercisable                    1,619,711         $1.68
         at March 31, 2003                          =========         =====

All of the warrants granted were granted in conjunction with secured convertible debentures and notes payable. See Notes 3 and 4.

In connection with the termination of the CEO, the Company issued five year warrants to purchase 250,000 shares of common stock. The fair value of the warrants of $177,409 was determined using the Black-Scholes pricing model with the following assumptions: (i) no expected dividends; (11) a risk free interest rate of 4%; (111) expected volatility of 80%; and expected life of five years.

In connection with the consulting contract for public relation services entered into in March 2003, the Company issued five year warrants to purchase 250,000 shares of common stock. The fair value of the warrants of $88,785 was determined using the Black-Scholes pricing model with the following assumptions: (i) no expected dividends; (ii) a risk free interest rate of 4%; (iii) expected volatility of 80%; and expected life of five years.

8.    RELATED PARTY TRANSACTIONS

The Company had the following related party transactions and for the three ended March 31, 2003:

      a. The Company received advances from affiliated companies which are entities that are affiliated with certain shareholders of the Company and totaled $1,712 at March 31, 2003 and are included in due to related party.

      b. Non-interest bearing advances from an affiliate of certain shareholders, LCG Capital Group, LLC totaling $70,912 are outstanding at March 31, 2003 and are included in due to related party.

      c. Included in product and development expense is $25,000 and $37,350 for the three months ended March 31, 2003 and 2002, respectively, to a company owned by certain shareholders of the Company that have consulted with the Company in the areas of product strategy, design, and development. The outstanding balance at March 31, 2003 totaled $19,030 and are included in due to related party.

      d. Included in general and administrative expenses are costs incurred of $8,944 and $31,308 for the three months ended March 31, 2003 and 2002, respectively, by two entities that are related to certain members of LCG Capital Group. Such costs were determined to be allocable costs to the Company and include consulting fees related to business development, employee salaries, occupancy, telephone, and computer leases. In the case of employee salaries, costs are allocated to the Company based on the time each employee conducts business specific to the Company. In the case of the other expenses, costs are allocated based on a percentage of resources used by the Company. Included in due to related parties is $4,039 at March 31, 2003.

      e. Included in general and administrative expenses is $25,000 and $36,000 for the three months ended March 31, 2003 and March 31, 2002, respectively of business development expense payable to a company that related to certain members of LCG who assisted the Company in executing its business development program. Included in accounts payable-related parties is $75,000 at March 31, 2003.

      f. Included in general and administrative expenses is $30,000 and $7,500 for the nine months ended March 31, 2003 and 2002, respectively for directors' fees. Included in due to related party is $37,500 at March 31, 2003.

9.    CONTRACTUAL OBLIGATIONS/GAME PUBLISHERS-LICENSING AGREEMENTS:

The Company has obligations under contracts entered into prior to December 31, 2002 for consulting, product development and royalties. At March 31, 2003 included in accounts payable and accrued expenses is $360,485 related to these contracts.

10. COMMITMENTS

March 14, 2003, effective April 1, 2003, the Company retained a consultant for institutional financial public relations for at least two years. The Company may terminate this agreement at any time in the event of gross negligence. In which case all shares of Common Stock distributed, as discussed below that have not been earned shall be forfeited by the consultant. After the first year, either party may terminate the agreement upon thirty days' written notice. If terminated after the first year, the consultant will return to the Company the lesser of (i) $1.00 for each share of common stock which is unearned (i.e. the number of months remaining to the term multiplied by 10,000) as of the date of termination; or (ii) the actual value of the shares of common stock which are unearned as if the date of termination.

As compensation, the Company will issue a five year warrant to purchase up to 250,000 shares of the Company's common stock at a strike price of $1.00 per share. Expense of $117,409 has been recorded as it relates to the fair market value of the warrants. The fair market value was determined using the Black Scholes pricing model with the following assumptions: (i) no expected dividends;
(ii) risk-free interest rate of 4.04%; (iii) expected volatility of 83%; and
(iv) expected life of five years.

In addition to the warrants the Company will pay a $10,000 retainer per month for 24 months in the form of the Company's common stock for 240,000 shares in advance and to be registered by the Company at its expense at the earliest possible time. The value of the services to be performed was determined on the date of the issuance using the closing price of the stock ($0.60 per share). The expense of $144,000 is being amortized over the life of the contract. No services have been performed to date.

The Company will also reimburse the consultant for reasonable out-of pocket expenses. The out-of pocket expenses will not exceed $250 with the consent of the Company. The Company will prepay $5,000 and will replenish this account monthly to maintain the $5,000 level.

Lease Agreement

In April 2003, the Company entered into an operating lease for office and warehouse space in Minneola, New York. The operating lease is effective for 5 years with an option to renew for 3 years. The minimum monthly base rental is $4,500 with annual increases of two hundred per month plus 20% of the increase in real estate taxes over the base year.

The Company is currently in default under its previous location in New York, NY and is currently seeking to resolve the issue.

11. SUBSEQUENT EVENTS

In April 2003, the Company received the final $82,500 related to the Subscription Agreement to raise $1,000,000 8% Secured Convertible Debenture opened in November 2002. The debenture contains a beneficial conversion feature for six months at a conversion price of $1.00. The debenture also contains detachable warrants to acquire 16,500 shares of common stock at an exercise price of $1.00 per share expiring in five years. An additional 110,500 warrants were also issued to certain debt holders. In accordance with EITF 00-27, the Company first determined the value of the notes and the fair value of the warrants (including the new issuance) issued in connection with this convertible debenture. The estimated value of the 127,000 warrants of $9,006 was determined using the Black-Scholes pricing model with the following assumptions: (i) no expected dividends; (ii) a risk-free interest rate of 4.04%; (iii) expected volatility of 83%; and (iv) an expected life of two years. The proceeds were proportionately allocated to the note payable and the warrants in the amount of $74,381 and $8,119, respectively. The amount allocated to the warrants of $8,119 was recorded as a discount on the note payable. The value of the note payable was then allocated between the note and the preferential conversion feature, which amounted to $0 and $74,381, respectively. The combined total discount is $82,500, is being accreted into notes payable as additional interest expense over the remaining life of the note.

In May 2003, the Company issued an 8% Unsecured Convertible debenture for $67,500. The debenture which matures in six months contains a beneficial conversion feature at a conversion price $0.40. The debenture also contains detachable warrants to acquire 42,188 shares of common stock at an exercise price of $0.25 per share expiring in five years. In accordance with EITF 00-27, the Company first determined the value of the notes and the fair value of the detachable warrants issued in connection with this convertible debenture. The estimated value of the 42,188 warrants of $3,746 was determined using the Black-Scholes pricing model with the following assumptions: (i) no expected dividends; (ii) a risk-free interest rate of 4.04%; (iii) expected volatility of 83%; and (iv) an expected life of two years. The proceeds were proportionately allocated to the note payable and the warrants in the amount of $63,951 and $3,549, respectively. The amount allocated to the warrants of $3,549 was recorded as a discount on the note payable. Due to the market price being less than the conversion price no preferential conversion exists. The discount will be accreted into notes payable as additional interest expense over the remaining life of the note.

In June 2003, the Company issued an 8% Unsecured Convertible Debenture for $40,000. The debenture, which matures in six months, contains a beneficial conversion feature at a conversion price of $0.40. The debenture contains detachable warrants to acquire 33,000 shares of common stock at an exercise price of $0.25 per share expiring in five years. In accordance with EITF 00-27, the Company first determined the value of the notes and the fair value of the detachable warrants issued in connection with this convertible debenture. The estimated value of the 33,000 warrants of $5,631 was determined using the Black-Scholes pricing model with the following assumptions: (i) no expected dividends; (ii) a risk-free interest rate of 4.04%; (iii) expected volatility of 83%; and (iv) an expected life of two years. The proceeds were proportionately allocated to the note payable and the warrants in the amount of $35,064 and $4,936, respectively. The amount allocated to the warrants of $4,936 was recorded as a discount on the note payable. Due to the market price being less than the conversion price no preferential conversion exists. The discount will be accreted into notes payable as additional interest expense over the remaining life of the note.

From July 2003 to September 2003 the Company issued an 8% Unsecured Convertible Debenture for $73,000. The debenture which matures in six months contains a beneficial conversion feature at a conversion price of $0.40. The debenture contains detachable warrants to acquire 83,428 shares of common stock at an exercise price of $1.25 per share expiring in five years. In accordance with EITF 00-27, the Company first determined the value of the notes and the fair value of the detachable warrants issued in connection with this convertible debenture. The estimated value of the 83,428 warrants of $1,768 was determined using the Black-Scholes pricing model with the following assumptions: (i) no expected dividends; (ii) a risk-free interest rate of 4.04%; (iii) expected volatility of 83%; and (iv) an expected life of five years. The face amount of the notes payable of $73,000, which has a conversion feature of six months, was proportionately allocated to the note payable and the warrants in the amount of $71,274 and $1,726, respectively. The amount allocated to the warrants of $1,726 was recorded as a discount on the note payable. Due to the market price being less than the conversion price no preferential conversion exits. The discount will be accreted into notes payable as additional interest expense over the remaining life of the note.

On October 15, 2003, the case filed by MC Squared in United States District Court for the Southern District of New York against us, Humbert Powell, Chairman of our Board of Directors, Steven Francesco, our ex-Chief Executive Officer, David Devor, an officer and Brian Jedwab, a member of our Board of Directors, alleging breach of a development agreement between us (originally Essential Reality, LLC) and MC Squared was settled for $53,643. The full amount has been accrued and included in accounts payable and accrued expenses at September 30, 2003.

Subsequent to March 31, 2003, pursuant to the Subscription Agreement to raise $250,000 of 8% Unsecured Convertible Debenture (the "Debenture"), the Company received and additional $33,000. The debenture contains a conversion feature for six months at a conversion price of $0.40. The debenture also contains detachable warrants to acquire 52,800 shares of common stock at an exercise price of $1.25 per share expiring in five years.

If the Company raises at least $3,000,000, to the extent the Debenture has not been repaid or converted in full, the remaining outstanding amounts shall automatically be deemed converted at the lower of $0.40 per share or 10% below offering per security issued for future financing debt equity capital of Company.

In November 2003, pursuant to a letter of intent amended February 6, 2004, the Company issued a 6% Unsecured Convertible Debenture for $500,000, the Company raised $310,715 as of December 31, 2003. The debenture, which matures February 13, 2004, contains a beneficial conversion feature at a conversion price of $0.02. The conversion right may only be exercised upon the earlier of an offering of debt or equity capital of at least $3,000,000 or 180 days from the Closing as defined in the Note Purchase Agreement.

On February 5, 2004 the Company announced that it had executed a binding term sheet (the "Term Sheet"), which sets forth the preliminary terms and conditions of a proposed merger transaction between Essential and Alliance. This Term Sheet supersedes and replaces the Letter of Intent dated November 6, 2003. As proposed, the shareholders of Alliance would exchange their shares of capital stock in Alliance for shares of common stock of Essential.

Upon the closing of the merger, as currently contemplated, the shareholders of Alliance will own common stock representing approximately 64.5% of the outstanding capital stock of the Company on a fully-diluted basis.

The consummation of the transaction is contingent on a number of factors, including but not limited to, the completion of due diligence and the execution of a definitive agreement. There can be no assurance that the merger will be consummated or, if consummated, that it will be consummated on the terms set forth in the Term Sheet.

The change in business conditions in the fourth quarter and the execution of the letter of intent resulted in the sale of the entire inventory on hand as of December 31, 2003 at $6.00 per unit in the first quarter of 2004. In addition, pursuant to FASB statement of SFAS No.144 "Accounting for the Impairment or Disposal of Long -Lived Assets" the Company was not able to determine the future impact on the financial position, results of operations and future cash flows, as a result the Company recorded an impairment loss on the intangible assets, web site development costs, capitalized development costs, and all the fixed assets as of December 31, 2003.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS of FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The following discussion and analysis should be read in conjunction with the unaudited condensed financial statements and related notes and other financial information included in this Quarterly Report on Form 10KSB. It is intended to assist the reader in understanding and evaluating the financial position of the Company. This report contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Words such as "may", "will"," should", "could", "expects", "plans", "intends", "anticipates", "believes", "estimates", "potential", or "continue" or the negative of such terms and other comparable terminology are intended to identify forward-looking statements. The Company's actual results could differ materially from the results discussed in the forward-looking statements. Risk factors that could cause or contribute to such differences include those discussed in Essential Reality, Inc.'s annual report on Form 10KSB for the year ended December 31, 2002, filed with the Securities and Exchange Commission.

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

The Transaction was accounted for as recapitalization of ER LLC. The management of the ERLLC remained as the management of the Company. Since the Transaction was accounted for as a recapitalization and not a business combination, no goodwill has been recorded in connection with the Transaction and the costs incurred in connection with the Transaction has been accounted for as a reduction of additional paid-in capital. As a result of recapitalization (i) the historical financial statements of the Company for periods prior to the date of the Transaction are no longer the historical financial statements of JPAL, and, therefore, JPAL's historical financial statements are no longer presented; (ii) the historical financial statements of the Company for periods prior to the date of the Transaction are those of ER LLC; (iii) all references to the financial statements of the "Company" apply to the historical financial statements of ER LLC prior to the Transaction and to the financial statements of the Company subsequent to the Transaction; and (iv) any reference to the Company applies solely to ER LLC and Essential Reality, Inc.

Essential Reality, LLC was organized in 1999 as a developer of real-time tracking and sensory technologies. From its formation through the date of its dissolution as a result of the business combination, it was involved in research and development, marketing, entering into strategic relationships and hiring key employees in connection with the final production, sale and distribution of the P5(TM). The P5(TM), a virtual controller, is a glove-like peripheral device that enables users to control the action on a screen through simple hand movements, rather than complicated keystroke and mouse combinations. This product is based on patented, and several patent-pending, technologies that address technological limitations of current devices, such as the mouse, hand-held game controllers and joysticks. The P5(TM) is engineered to capture five-finger bend sensitivity enabling gesture recognition, combined with an optical tracking technology that captures the movement of the hand in 3D space, without the use of a mouse, joystick, keyboard or the like. For example, if a user is trying to open a door while playing an adventure game, the P5(TM) allows the user to make the hand motion of opening a door and see the door open simultaneously with the motion, as opposed to the user pressing a button and seeing the door open immediately thereafter. To date, the P5(TM) is the only product that we have developed and marketed.

Critical Accounting Policies

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

The Company may bundle product offerings from third-party vendors along with the P5 product or may sell the P5 independently. The software is incidental to the product as a whole and according to Financial Accounting Standards Board No 86, Accounting for the Costs of Computer Software To Be Sold, Leased or Marketed; all revenue will be allocated to the P5. As such, the Company will record the gross amount of the purchase price of the P5 product as revenue and will reflect the royalty to be paid to the third-party vendor as a component of cost of sales.

INVENTORY:

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

RESULTS OF OPERATIONS

For the three ended March 31, 2003 compared to the three months ended March 31, 2002

The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. In our opinion, we have included all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation.

Revenue. For the three months ended March 31, 2003, the Company recognized product-related revenues in the amount of $43,522 as compared to no revenues for the three months ended March 31, 2002. The increase in our revenue resulted from the launch of our first product, the P5(TM) November 2002.

Cost of Revenue. For the three months ended March 31, 2003, cost of revenue totaled $102,415 compared to $ 0 for the three months ended March 31, 2002. The Company was a development stage company through September 30, 2002. The increase in cost of revenue resulted from the Company transitioning from a development stage company to an operating company effective October 1, 2002.

Product development expense. For the three months ended March 31 2003 product development expense decreased from $488,735 to $145,075, a net decrease of $343,660 as compared to the three months ended March 31, 2002. The decrease was primarily due to completion of the manufacturing of the P5tm product during 2002.

Sales and marketing expense. For the three months ended March 31, 2003 sales and marketing expense decreased from $407,503 to $260,268, a net decrease of $147,235 as compared to the three months ended March 31, 2002. The decrease was primarily due to a decrease of $36,043 in advertising, decrease of $46,048 in marketing consultants, decrease of $43,127 in travel and entertainment and a decrease on $40, 755 in trade shows.

General and administrative expenses. For the three months ended March 31, 2003 general and administrative expenses decreased from $403,652 to $292,013, a net decrease of $111,639 as compared to the three months ended March 31, 2002. The decrease was primarily due to a decrease of $165,578 in salaries and benefits, decrease in moving expenses of $16,563, decrease in computer leases of $7,802, decrease in consultants of $18,000, which was offset by increases in professional fee of $88,863 and increase in insurance of $19,371. Included in general and administrative expenses are costs incurred of approximately $31,444 and $67,308 for the three and months ended March 31, 2003 and 2002 respectively, by Business Development.com and Hymax Group, LLC. companies. These entities are related to certain members of LCG Capital Group. Such costs include consulting fees, employee salaries, occupancy, telephone and computer leases. In the case of employee salaries, costs are allocated to us based on the percent of time the employee spends on Company projects. In the case of the other expenses, costs are allocated based on a percentage of resources used by us. In our opinion, allocated expenses incurred from related parties approximate fair market value.

Severance compensation for the three months ended March 31, 2003 was $294,511 as compared to $0 for the three months ended March 31, 2002. The severance is due to six former employees. No payments have been made to date.

Stock based compensation for the three months ended March 31, 2003 was $806,742 as compared to $0 for the three months ended March 31, 2002. The non-cash charge was related to amortization of deferred compensation for stock options and warrants issued to employees, directors, advisors and consultants.

OTHER INCOME (EXPENSE)

Interest income for the three months ended March 31, 2003 increased from $0 to $1,065 a net increase of $1,065 as compared to the three months ended March 31, 2002. The earnings were due to available cash balances.

Interest expense for the three months ended March 31, 2003 increased from $48,585 to $739,391 a net increase of $690,806 as compared to the three months ended March 31, 2002. In 2003, interest expense related primarily to Notes Payable of $50,986, and another $685,716 was primarily due to the warrants and the convertible notes issued at the time of the merger and subsequent financing during the three months ended March 31, 2003 described in "Liquidity and Capital Resources" below.

Net loss for the three months ended March 31, 2003 and, 2002 was $2,653,716 and $1,351,890, respectively.

Liquidity and Capital Resources

      Since its inception through March 31, 2003 we had accumulated deficit of $16,279,438 and expect to continue to incur losses for the foreseeable future. We have financed our operations primarily through bridge loans and private placements described in the overview.

      For the three months ended March 31, 2003 net cash used in operating activities decreased from $1,252,939 to $657,371 a net decrease of $595,568 as compared to the three months ended March 31, 2002. Net cash and cash equivalents used in operations for the three months ended March 31, 2003 consisted mostly of net loss from continuing operations of $2,653,716 less non cash items of $1,530,478, and increase in accounts payable of $379,891.

      Net cash used in investing activities for the three months ended March 31, 2003 decreased from $9,052 to $1,750 a net decrease of $7,302 as compared to the three months ended March 31, 2002.

      Net cash provided by financing activities for the three months ended March 31, 2003 decreased from $1,525,275 to $492,390 a net decrease of $1,032,885 as compared to the three months ended March 31, 2002. Primarily as follows:

      The Company completed a private placement, which generated cash proceeds of $442,500 and a sale of 100,000 shares of restricted securities at $1.00 per share. These amounts were reduced by the repayment of debt totaling of $56,842.

      We anticipate that, based on the proposed plans and assumptions relating to the implementation of its business plan, cash on hand as of March 31, 2003 together with the cash proceeds of private placements of $190,000 and projected revenue it will have a cash shortfall of approximately $200,000 as of June 30, 2003.

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

RISK FACTORS

      Information contained in this Form 10-QSB contains "forward-looking statements." An investment in our common stock involves a high degree of risk. You should carefully consider the factors described below, in addition to those discussed elsewhere in this report, in analyzing an investment in our common stock. If any of the risks described below materialize, our business, financial condition and results of operations would likely suffer, the value of our common stock could be adversely affected and you could lose all or part of the money you paid for our common stock. In addition, the following factors could cause our actual results to differ materially from those projected in our forward-looking statements, whether made in this 10-QSB, our annual report on form 10-KSB, future press releases SEC filings or orally, whether in presentations, responses to questions or otherwise.

      Unless otherwise described therein, or unless the context otherwise requires, references to "the Company", "ER", "we", "our", "us", "it" or "its", refer to the Company, together with its subsidiaries and affiliates, and their respective predecessors.

Considerations and Risks Relating to Our Business and the Company

We have a limited operating history.

We were incorporated in 1999 and had no material operations between 1999 through the third quarter 2003. We were in development stage from 1999 to September 30, 2002 and had no material operations until such time. Essential Reality, Inc. commenced its operations in October 1, 2002. .Accordingly, we have a limited operating history. Investors must consider the risks and difficulties frequently encountered by early stage companies, particularly in rapidly evolving markets such as the virtual reality. Such risks include the following:

      competition;

      need for increased acceptance of products;

      ability to continue to develop and extend our brand identity;

      ability to anticipate and adapt to a competitive market;

      ability to effectively manage rapidly expanding operations;

      amount and timing of operating costs and capital expenditures relating to expansion of our business, operations, and infrastructure;

      ability to provide superior customer service; and

      dependence upon key personnel.

We cannot be certain that our business strategy will be successful or that we will successfully address these risks. In the event that we do not successfully address these risks, our business, prospects, financial condition and results of operations could be materially and adversely affected.

We do not have a history of profitability and, consequently, cannot predict whether we will ever reach profitability.

      Since we began operations in October 1, 2002, we have not generated profits. Moreover, we will need to increase significantly our operating expenses to implement our business plan. As a result of the foregoing factors, we could incur significant losses on a quarterly and annual basis for the foreseeable future. Our ability to generate revenues and profits in the long term will depend primarily upon the successful implementation of our business plan. No assurance can be given that we will be successful in implementing our business plan or that we will generate sufficient revenues to achieve profitability.

      If the anticipated cash generated by our operations are insufficient to fund requirements and losses, we will need to obtain additional funds. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

We believe that we will require additional financing to implement our business plan.

      We anticipate that we will require additional financing in order to implement our business plan. Such financing may be in the form of equity, debt or bank financing. Particularly in light of our limited operating history, there can be no assurance that we will be able to obtain the necessary additional capital on a timely basis or on acceptable terms, if at all. In any of such events, our business, prospects, financial condition, and results of operations would be materially and adversely affected. As a result of any such financing, the holders of our Common Stock may experience substantial dilution.

Fluctuations in operating results may affect our stock price.

Our operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control. These factors include: (i) the amount and timing of capital expenditures and other costs relating to the implementation of our business plan, including acquisitions of, and investments in, competing or complementary companies or technologies; (ii) our introduction of new products or services or by our competitors; (iii) pricing changes in the printed circuit board manufacturing or assembly industries; (iv) technical difficulties with respect to the use of our products;
(v) regulatory changes; and (vi) general economic conditions and economic conditions specific to the printed circuit board manufacturing industry. As a strategic response to changes in the competitive environment, we may from time to time make certain pricing, service, or marketing decisions or acquisitions that could have a material adverse effect on our business, prospects, financial condition, and results of operations.

We do not expect to pay cash dividends in the foreseeable future.

We have not paid dividends or other distributions and do not intend to pay dividends or other distributions in the foreseeable future, and we intend to reinvest all of our earnings in the development of our business. In addition, we may enter into agreements with lenders or other financing parties that restrict or prohibit the payment of dividends or other distributions. Accordingly, no assurance can be given that we will pay any dividend or other distributions to the holders of our capital stock.

We are heavily dependent upon the electronics industry, and excess capacity or decreased demand for products produced by this industry could result in increased price competition as well as a decrease in our gross margins and unit volume sales.

Our business is heavily dependent on the electronics industry. All our revenue is generated from one product the P5(TM) in the electronic industry, which is characterized by intense competition, relatively short product life-cycles and significant fluctuations in product demand. Furthermore, these segments are subject to economic cycles and have experienced in the past, and are likely to experience in the future, recessionary periods. A recession or any other event leading to excess capacity or a downturn in these segments of the electronics industry could result in intensified price competition, a decrease in our gross margins and unit volume sales and materially affect our business, prospects, financial condition and results of operations.

If we are unable to respond to rapid technological change and process development, we may not be able to compete effectively.

The market for our products is characterized by rapidly changing technology and continual implementation of new production processes. The future success of our business will depend in large part upon our ability to maintain and enhance our technological capabilities, to develop and market products that meet changing customer needs and to successfully anticipate or respond to technological changes on a cost-effective and timely basis. We expect that the investment necessary to maintain our technological position will increase as customers make demands for products and services requiring more advanced technology on a quicker turnaround basis. We may not be able to borrow additional funds in order to respond to technological changes as quickly as our competitors. In addition, the printed circuit board industry could encounter competition from new or revised manufacturing and production technologies that render existing manufacturing and production technology less competitive or obsolete. We may not respond effectively to the technological requirements of the changing market. If we need new technologies and equipment to remain competitive, the development, acquisition and implementation of those technologies and equipment may require us to make significant capital investments. In the event that we do not successfully address these risks, our business, prospects, financial condition and results of operations would be materially and adversely affected.

We are dependent upon a small number of customers for a large portion of our net sales, and a decline in sales to major customers could materially adversely affect our results of operations.

A relatively small number of customers are responsible for a significant portion of our net sales. Our principal customers may not continue to purchase products from us at past levels and we expect a significant portion of our net sales will continue to be generated by a small number of customers. Our customer concentration could increase or decrease depending on future customer requirements, which will depend in large part on market conditions in the electronics industry segments in which our customers participate. The loss of one or more major customers or a decline in sales to our major customers could significantly harm our business and results of operations. In addition, we generate significant accounts receivable in connection with providing services to our customers. If one or more of our significant customers were to become insolvent or were otherwise unable to pay for the services provided by us, our business, prospects, financial condition and results of operations will be materially and adversely affected.

Our results of operations are subject to fluctuations and seasonality, and because many of our operating costs are fixed, even small revenue shortfalls would materially decrease our gross margins.

Our results of operations vary for a variety of reasons, including:

      timing of orders from and shipments to major customers;

      the levels at which we utilize our manufacturing capacity;

      changes in the pricing of our products or those of our competitors;

      changes in our mix of revenues generated from quick-turn versus standard lead-time production;

      expenditures or write-offs related to acquisitions; and

      expenses relating to expanding the existing manufacturing facility.

A significant portion of our operating expenses is relatively fixed in nature and planned expenditures are based in part on anticipated orders. Accordingly, even a relatively small revenue shortfall would materially decrease our gross margins. In addition, depending on the patterns in the capital budgeting and purchasing cycles of our customers and our end-markets served and the seasonality of the computer industry generally, our sales may be subject to seasonal fluctuation. Such seasonal trends may cause fluctuations in our quarterly operating results in the future. Results of operations in any period should not be considered indicative of the results to be expected for any future period. In addition, our future quarterly operating results may fluctuate and may not meet the expectations of investors. If this occurs, our ability to raise future equity financing from existing or new investors may be materially adversely impacted.

Because we sell on a purchase order basis, we are subject to uncertainties and variability in demand by our customers, which could decrease revenues and materially adversely affect our operating results.

We sell to customers on a purchase order basis rather than pursuant to long-term contracts and, consequently, our net sales are subject to short-term variability in demand by our customers. Customers submitting a purchase order may cancel, reduce or delay their order for a variety of reasons. The level and timing of orders placed by our customers vary due to:

customer attempts to manage inventory;

changes in customers' manufacturing strategies, such as a decision by a customer to either diversify or consolidate the number of printed circuit board manufacturers used or to manufacture their own products internally; and variation in demand for our customers' products.

Significant or numerous terminations, reductions or delays in our customers' orders could materially adversely impact our operating results. In the event that we do not successfully address these risks, our business, prospects, financial condition and results of operations will be materially and adversely affected.

Our indebtedness could adversely affect our financial condition and the restrictions imposed by the terms of debt instruments may severely limit our ability to plan for or respond to changes in our business.

Our level of debt could have negative consequences. For example, it could:

require us to dedicate a substantial portion of our cash flow from operations to repayment of debt, limiting the availability of cash for other purposes;

increase our vulnerability to adverse general economic conditions by making it more difficult to borrow additional funds to maintain our operations if we suffer revenue shortfalls;

hinder our flexibility in planning for, or reacting to, changes in our business and industry by preventing us from borrowing money to upgrade our equipment or facilities; and

limit or impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or general corporate purposes.

If we experience excess capacity due to variability in customer demand, our gross margins may fall.

We generally schedule our quick-turn production facility at less than full capacity to retain our ability to respond to unexpected additional quick-turn orders. However, if these orders are not made, we may forego some production and could experience excess capacity. When we experience excess capacity, our sales revenues may be insufficient to fully cover our fixed overhead expenses and our gross margins will fall. Conversely, we may not be able to capture all potential revenue in a given period if our customers' demands for quick-turn services exceeds our capacity during that period.

We are in the process of expanding our business into new products and services and may not be able to compete effectively with other companies who have been in these businesses longer than we have.

We will be competing with companies that have substantially greater financial and manufacturing resources than we have and who have been providing these services longer than us. We may not be able to successfully compete on this basis with more established competitors.

To manage the expansion of our operations and any future growth, we will be required to:

improve existing and implement new operational, financial and management information controls, reporting systems and procedures;

hire, train and manage additional qualified personnel;

expand our direct and indirect sales channels; and

effectively transition our relationships with our customers, suppliers and partners.

As part of our business strategy, we expect that we will continue to grow by pursuing acquisitions, assets or product lines that complement or expand our existing business.

Our acquisition of companies and businesses and expansion of operations involve risks, including the following:

the potential inability to identify the company best suited to our business plan;

the potential inability to successfully integrate acquired operations and businesses or to realize anticipated synergies, economics of scale or other expected value;

difficulties in managing production and coordinating operations at new sites;

the potential need to restructure, modify or terminate customer relationships of the acquired company; and

loss of key employees of acquired operations.

In addition, future acquisitions may result in dilutive issuances of equity securities and the incurrence of additional debt, and, although we generally endeavor to avoid them, large one-time write-offs and the creation of goodwill or other intangible assets that could result in amortization expense.

Competition in the electronics industry is intense, and if we are unable to compete effectively, the demand for our products may be reduced.

Many of our competitors and potential competitors have a number of significant advantages over us, including:

greater financial and manufacturing resources that can be devoted to the development, production and sale of their products;

more established and broader sales and marketing channels;

more manufacturing facilities worldwide, some of which are closer in proximity to original equipment manufacturers;

manufacturing facilities which are located in countries with lower production costs; and

greater name recognition.

In addition, these competitors may respond more quickly to new or emerging technologies, or may adapt more quickly to changes in customer requirements and may devote greater resources to the development, promotion and sale of their products than we do. We must continually develop improved manufacturing processes to meet our customers' needs for complex products, and our manufacturing process technology is generally not subject to significant proprietary protection. Furthermore, increased production capacity by our competitors can result in an excess supply of printed circuit boards, which could also lead to price reductions. During recessionary periods in the electronics industry, our competitive advantages in the areas of providing quick-turn services, an integrated manufacturing solution and responsive customer service may be of reduced importance to our customers who may become more price sensitive. This may force us to compete more on the basis of price and cause our margins to decline.

We rely on suppliers for the raw materials used in manufacturing our P5(TM) and an increase in industry demand for these raw materials may increase the price of these raw materials and reduce our gross margins.

Our manufacturing process depends on the collective industry experience of our employees in our industry. If these employees were to leave us and take this knowledge with them, our manufacturing process may suffer and we may not be able to compete effectively.

We do not have patent or trade secret protection for our manufacturing process, but instead rely on the collective experience of our employees in the manufacturing process to ensure we continuously evaluate and adopt new technologies in our industry. Although we are not dependent on any one employee, if a significant number of our employees involved in our manufacturing process were to leave our employment and we were not able to replace these people with new employees with comparable experience, our manufacturing process may suffer as we may be unable to keep up with innovations in the industry. As a result, we may not be able to continue to compete effectively.

We may be exposed to intellectual property infringement claims by third parties, which could be costly to defend, could divert management's attention and resources and, if successful, could result in liability.

We could be subject to legal proceedings and claims for alleged infringement by us of third party proprietary rights, such as patents, from time to time in the ordinary course of business. Although we are not aware of any infringement proceedings or claims against it, any claims relating to an alleged infringement, even if not meritorious, could result in costly litigation and divert management's attention and resources.

Our business may suffer if any of our key senior executives discontinue employment with us or if we are unable to recruit and retain highly skilled engineering and sales staff.

Our future success depends to a large extent on the services of our key managerial employees, we may not be able to retain our executive officers and key personnel or attract additional qualified management in the future. Our business also depends on our continuing ability to recruit, train and retain highly qualified employees, particularly engineering and sales and marketing personnel. The competition for these employees is intense and the loss of these employees could harm our business. In addition, it may be difficult and costly for us to retain hourly skilled employees. Further, our ability to successfully integrate acquired companies depends in part on our ability to retain key management and existing employees at the time of the acquisition.

Our management team has only recently commenced working together as a combined unit, which may make it more difficult to conduct and grow our business.

Our management team has only begun working together as a combined unit. If our management team cannot successfully work together, we may not be able to execute our business strategy successfully or compete effectively. Any failure to manage our expansion effectively could harm our business.

Products we manufacture may contain design or manufacturing defects, which could result in reduced demand for our services and liability claims against it.

We manufacture products to our customers' specifications, which are highly complex and may contain design or manufacturing errors or failures despite our quality control and quality assurance efforts. Defects in the products we manufacture, whether caused by a design, manufacturing or component failure or error, may result in delayed shipments, customer dissatisfaction, or a reduction or cancellation of purchase orders. If these defects occur either in large quantities or too frequently, our business reputation may be impaired. Since our products are used in products that are integral to our customers' businesses, errors, defects or other performance problems could result in financial or other damages to our customers, for which we may be legally required to compensate them. Although our purchase orders generally contain provisions designed to limit our exposure to product liability claims, existing or future laws or unfavorable judicial decisions could negate these limitation of liability provisions. Product liability litigation against us, even if it were unsuccessful, would be time consuming and costly to defend.

The limited market for our common stock will make their price more volatile.

No active trading market existed for our common stock prior to the Merger, and we cannot assure potential investors that a larger market will ever develop or be maintained. The market for our common stock is likely to be volatile and many factors may affect the market. These include, for example:

our success, or lack of success, in marketing our products and services;

competition;

governmental regulations; and

fluctuations in operating results.

The stock markets generally have experienced, and will probably continue to experience, extreme price and volume fluctuations, which have affected the market price of the shares of many small capital companies. These fluctuations have often been unrelated to the companies' operating results. These broad market fluctuations, as well as general economic and political conditions, may decrease the market price of our' common stock in any market that develops.

Our common stock is considered to be "penny stock".

Our common stock may be deemed to be "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Exchange Act. Penny stocks are stocks:

with a price of less than $5.00 per share;

that are not traded on a "recognized" national exchange;

whose prices are not quoted on the NASDAQ automated quotation system; or

in issuers with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average revenues of less than $6,000,000 for the last three years.

Section 15(g) of the Exchange Act and Rule 15g-2 promulgated there under require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a "penny stock" for the investor's account. We urge potential investors to obtain and read this disclosure carefully before purchasing any shares that are deemed to be "penny stock."

Rule 15g-9 promulgated under the Exchange Act requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any "penny stock" to that investor. This procedure requires the broker-dealer to:

obtain from the investor information about his or her financial situation, investment experience and investment objectives;

reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has enough knowledge and experience to be able to evaluate the risks of "penny stock" transactions;

provide the investor with a written statement setting forth the basis on which the broker-dealer made his or her determination; and

receive a signed and dated copy of the statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives.

Compliance with these requirements may make it harder for investors in our Common Stock to resell their shares to third parties. Accordingly, our common stock should only be purchased by investors who understand that such investment is a long-term and illiquid investment, and are capable of and prepared to bear the risk of holding the common stock for an indefinite period of time.

Forward Looking Statements

The foregoing Plan of Operation contains "forward looking statements" within the meaning of Rule 175 under the Securities Act of 1933, as amended, and Rule 3b-6 under the Securities Act of 1934, as amended, including statements regarding, among other items, the Registrant's business strategies, continued growth in the Registrant's markets, projections, and anticipated trends in the Registrant's business and the industry in which it operates. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. These forward- looking statements are based largely on the Registrant's expectations and are subject to a number of risks and uncertainties that are beyond the Registrant's control. The Registrant cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, among others, the following: reduced or lack of increase in demand for the Registrant's products, competitive pricing pressures, changes in the market price of ingredients used in the Registrant's products and the level of expenses incurred in the Registrant's operations. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this document will in fact transpire or prove to be accurate. The Registrant disclaims any intent or obligation to update "forward looking statements."

Item 3. Controls and Procedures

      As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management including acting Chief Financial Officer. Based upon that evaluation and acting Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

      Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management and acting Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

Critical Accounting Policies

The U.S. Securities and Exchange Commission ("SEC") recently issued Financial Reporting Release No. 60, "CAUTIONARY ADVICE REGARDING DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES" ("FRR 60"), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our most critical accounting policies include: inventory valuation, which affects our cost of sales and gross margin; and allowance for doubtful, which affects the general and administrative expenses. The methods, estimates and judgments we use in applying these most critical accounting policies have a significant impact on the results we report in our consolidated financial statements.

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

      On November 21, 2002, a complaint was filed by MC Squared in United States District Court for the Southern District of New York against us, Humbert Powell, Chairman of our Board of Directors, Steven Francesco, our ex-Chief Executive Officer, David Devor, an officer and Brian Jedwab, a member of our Board of Directors, alleging breach of a development agreement between us (originally Essential Reality, LLC) and MC Squared. Specifically, the complaint alleges a failure by us to provide a design credit to MC Squared on the packaging for the P5(TM). The complaint seeks specific performance and a recall of all P5(TM) products shipped to date without the design credits on the packaging. We have submitted an answer with counterclaims and have made a motion to dismiss this complaint. On October 15, 2003 the case was settled for $53,643 payable as follows: $3,643 in full payment for royalties due as of July 30, 2003 and $50,000 for "Non-Royalty Settlement" payable in consecutively monthly installments of $2,000 commencing November 15, 2003. The Company may prepay the outstanding balance within 4 months and deduct 25% or within 8 months and deduct 20%.

      On January 21, 2003 a complaint was filed by RDA International, Inc. in the Supreme Court of the State of New York against us seeking payment of $203,264 for work, labor and services performed in connection with advertising, marketing and multimedia programs for the P5(TM). This amount has been accrued at December 31, 2002.

      On February 28, 2003, a complaint was filed by Aaron Gavios, a former employee of ours, in The United States District Court for the Southern District of New York against us, Humbert Powell, Chairman of our Board of Directors and Brian Jedwab, a member of our Board of Directors, alleging breach of a contract. Specifically, the complaint alleges failure to provide for severance pay, failure to provide stock options and failure to reimburse for automobile lease totaling $120,000, plus interest and legal fees. The Company has accrued $50,000 as of March 31, 2003 for severance to this former employee.

      On April 16, 2003, a complaint was filed by Ziff Davis Media, Inc. in the Supreme Court of the State of New York against the Company (originally, ER, LLC) seeking payment of $27,443 for print advertising for the P5(TM). On July 3, 2003 the case was settled for $10,000 payable in 4 installments as follows: $4,000 due July10, 2003, and the balance of $6,000 in 3 equal installments of $2,000 each payable August 10, September 10, and October 10, 2003. The full amount is included in accounts payable and accrued expenses at March 31, 2003 as no payments have been made.

      On October 10, 2003 a complaint was filed by the Future Network USA f/k/a/ Imagine Media Inc in the Supreme Court of the State of New York, County of New York against Essential Reality, LLC seeking payment of $33,405 plus interest and legal fees for advertising in one of their magazines. The full amount is included in accounts payable and accrued expenses at March 31, 2003 as no payments have been made.

      On December 4, 2003 a complaint was filed by the CIT Communications Finance Corporation d/b/a/ Avaya Financial Services in the Supreme Court of the State of New York, County of New York against Essential Reality, Inc seeking payment of $38,084 plus interest and legal fees for default in paying the Phone Equipment Lease Agreement dated January 7, 2002.

      On January 26, 2004 a compliant was filed by Empire Inter - Freight Corp. in the Civil Court of the City of New York, County of New York against Essential Reality, Inc. seeking payment of $12,419 plus interest and legal fees for default in not paying for freight services in December 2002. The full amount is included in accounts payable and accrued expenses at March 31, 2003 as no payments have been made.

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

Item 2. Changes in Securities.

On March 10, 2003, the Company entered into an Investment banking/Advisory Agreement with First Securities USA, Inc. through its SBI USA division engaging SBI as exclusive advisor and agreed to pay the Investment Banker a retainer of 25,000 shares of common stock of the Company.

On March 12, 2003, the Company sold 100,000 shares of common stock to a private investor for $1.00 per share totaling $100,000.

Item 3. Defaults Upon Senior Securities.

The Company has defaulted in payments of the principal and accrued interest on notes payable totaling $1,717,070 issued as result of the Recapitalization with "JPAL" and additional notes payable totaling $180,500 issued during 2003. Secured convertible debentures totaling $1,000,000 issued with 8% Secured Notes are also in default.

The Company has requested a 90-day extension for all provisions relating to the mandatory prepayments.

Item 4. Submission of Matters to Vote of Security Holders.

Not applicable.

Item 5. Other Information.

On January 9, 2003, Stanley Friedman, Vice president of Manufacturing was terminated. The Company will pay severance to Mr. Friedman in the amount of $37,500. The payment is contingent upon the Company obtaining one million in financing excluding bridge loans by June 30, 2003. The Company executed a confession of judgment to be filed by if the severance payment is not made by June 30, 2003. No payment has been made to date. In addition, Mr. Friedman has until January 9, 2004 to exercise stock options with an exercise price of $.75 per share for 85,666 shares of the Company's common stock, which have already vested. If he fails to exercise, the options will be forfeited. The Company paid the first months Cobra for January 2003.

On January 10, 2003, Aaron Gavios, Vice president of Sales was terminated. The Company agreed to pay severance to Mr. Gavios in the amount of $50,000. The payment is to be paid in equal installments contingent upon the Company obtaining three million in financing excluding bridge loans. In the event that the company fails to make any payments after receiving financing, then the unpaid severance shall become immediately due and payable. In addition, Mr. Gavios has until January 10, 2004 to exercise stock options for 43,000 shares of the Company's common stock with an exercise of $1.04 per share, which have already vested. If he fails to exercise, the options will be forfeited. The contract was not signed and is in litigation.

On January 10, 2003 Rubin Levine, President and Chief Operating officer was terminated. No severance is due and he has until January 10, 2004 to exercise stock options with an exercise price of $0.80 per share for 80,400 shares of the Company's common stock, which has already vested, if he fails to exercise the options will be forfeited.

On February 6, 2003 Steven T. Francesco chief executive officer, was terminated. The Company will pay severance to Mr. Francesco in the amount of $41,010. The payment is contingent upon the Company obtaining financing in the amount of two million dollars excluding bridge loans. The Company paid for the insurance coverage for two months and issued a five-year warrant to purchase 250,000 shares of the Company's common stock at an exercise price of .75 with Mr. Francesco, but it is the intent of the Registrant to enter into a written agreement with Mr. Francesco in the near future.

On February 24, 2003, Richard Rubin, Vice president of Product Development was terminated. The company will pay severance to Mr. Rubin in the amount of $47,500. The payment is contingent upon the Company obtaining financing on the amount of two million dollars not including bridge loans. In addition, Mr. Rubin has until February 24, 2005 to exercise stock options with an exercise price of $.80 per share for 33,000 shares of the Company's common stock have already vested. If he fails to exercise, the options will be forfeited.

On April 7, 2003, Martin Currie, Vice President of marketing was terminated. As noted in the employment agreement, Mr. Currie is eligible to receive $25,000 as severance. In addition, Mr. Currie has until April 7, 2004 to exercise stock options with an exercise price of $0.90 per share for 20,000 shares of the Company's common stock, which have already vested. If he fails to exercise, the options will be forfeited. No agreement has been signed to date.

On July 31, 2003, the Company settled with a former consultant for $20,000 payable as follows: $5,000 payable no later than August 30, 2003, $5,000 payable no later than December 12, 2003 and the final payment of $10,000 payable no later than January 30, 2004.

February 6, 2004 - Essential Reality, Inc. ("Essential") (OTC Pink Sheets: ESSR) today announced that it has executed a binding term sheet (the "Term Sheet"), which sets forth the preliminary terms and conditions of a proposed merger transaction between Essential and AllianceCorner Distributors Inc. ("Alliance"). This Term Sheet supersedes and replaces the Letter of Intent dated November 6, 2003. As proposed, the shareholders of Alliance would exchange their shares of capital stock in Alliance for shares of common stock of Essential.

      The consummation of the transaction is contingent on a number of factors, including but not limited to, the completion of due diligence and the execution of a definitive agreement. There can be no assurance that the merger will be consummated or, if consummated, that it will be consummated on the terms set forth in the Term Sheet.

On November 20, 2003 $225,000 was deposited in the escrow account with Counsel to Alliance. Alliance shall be entitled to draw on such funds to pay expenses for accounting, legal and other expenses related to the merger.

If the transaction is terminated by any party for any reason, Alliance shall direct the escrow agent to release to Essential Reality any remaining balance.

Alliance shall refund to Essential Reality any portion of the escrow released from escrow to pay expenses if before December 31, 2003 Alliance withdraws form the transaction due to any non-material adverse changes.

Alliance shall also refund to Essential Reality any portion of the $225,000 that was released from escrow if both the following conditions have occurred:

      1. After December 31, 2003 Alliance has withdrawn from the transaction due to any non-material adverse changes, and

      2. The Company has made a securely funded arrangement to fund expenses that exceed the $225,000 deposited in escrow.

Pursuant to the Binding Term Sheet the Company signed an Investment Banking Agreement with Sunrise Securities Corp. a registered broker/dealer with National Association of Securities Dealers. Sunrise will use its "bests efforts" to raise the money provided or in the PPO a minimum of $2,500,000 million under the terms and conditions of the PPO. We will pay the Investment Banker $25,000 nonrefundable retainer fee and financing fees equal to 10% of the gross proceeds of such financing payable to Sunrise in cash and warrants issued to Sunrise to purchase on the same terms 10% of the securities in such financing. Upon closing the of each Financing, the company shall pay Sunrise a financing fee payable in a form at the sole election of Sunrise of either (i) cash fee equal to 10% of the gross proceeds or (ii) The Company shall issue the number of shares of Common Stock equal to 11% of the aggregate number of Fully diluted and/or converted shares of Common Stock and/or Common Stock equivalents (including but not limited to Units) purchased by Investors. In addition, the Company shall issue warrants to purchase Common Stock equal to 10% of the aggregate number of the fully diluted and or converted shares of Common Stock equivalents. The warrants shall be purchased for a nominal sum and shall be exercisable for a period five years from the date of closing with an exercise price per share equal to the effective per share price paid by the Investors for the Securities. In the event the agreement is not renewed or terminated, Sunrise will be entitled to a full fee for which discussions were conducted during the term of the agreement by the Company or by Sunrise within twelve months. In addition to the fees, Sunrise will be reimbursed for all reasonable fees and disbursements of Sunrise outside counsel and Sunrise travel and out of pocket expenses associated with the financing up to $25,000 without Company approval. The Company shall also reimburse the reasonable fees and disbursements of small business Investment counsel, if any, incurred in connection with financing not to exceed 1% of the SBIC's allocation in such financing.

The Company has a signed retainer agreement with Gottlieb & Partners, LLP as its special counsel for drafting and filing all required regulatory documents pursuant to the terms and conditions set forth in the Binding Term Sheet dated January 2004. The Company agrees to pay a flat fee for legal services in the amount of $60,000 to be payable at the closing from the escrow of the Private Placement Offering.

The company has retained Jackson Steinem, Inc. for non-legal services in connection with the Company's proposed reorganization transaction. The Company agrees to deliver after the closing 30,000 shares of the Company's Common Stock as compensation for services rendered.

Item 6. Exhibits and Reports on Form 10QSB.

      (a)   Exhibits.

31  CERTIFICATION

32 CEO and Acting CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b)   Reports on Form 10QSB.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Essential Reality, Inc., a Nevada corporation (Registrant)

Date: April 21, 2004

                                   By:  /s/ John Gentile,
                                   ----------------------------------
                                   Its: Interim Officer
                                   Chief Operating officer and Director
                                   (Principal Executive Officer)

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Essential Reality, Inc. (the "Company") on Form 10-Q for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the date indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge: 1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and 2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Dated:  April 21, 2004                  By: /s/ John Gentile
                                           -------------------------------------
                                           John Gentile, Interim President,
                                           Chief Operating Officer and Director