Form 10QSB
period 2003-06-30
ESSENTIAL REALITY INC
filed 2004-05-13
CIK 1115463

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

             |_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM ______ TO ______.

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

                                 |_| YES |_| NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

AS OF APRIL 21, 2003 THERE WERE 18,588,110 SHARES OF THE ISSUER'S COMMON STOCK, PAR VALUE $.001 PER SHARE, ISSUED AND OUTSTANDING.

          TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT |_| YES |X| NO

                         PART I - FINANCIAL INFORMATION

                                                                           PAGES

ITEM 1 - FINANCIAL STATEMENTS

CONDENSED BALANCE SHEET AS OF JUNE 30, 2003 (UNAUDITED)                        1

CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX
MONTHS ENDED JUNE 30, 2003 AND 2002 (UNAUDITED)                                2

CONDENSED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS
ENDED JUNE 30, 2003 AND 2002 (UNAUDITED)                                     3-4

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)                         5-13

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS                              14-27

                          PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS                                                    27

ITEM 2 - CHANGES IN SECURITIES                                                28

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                                      29

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  29

ITEM 5 - OTHER INFORMATION                                                    29

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                     32

                  ESSENTIAL REALITY, INC. (FORMERLY JPAL, INC.)

                       CONDENSED BALANCE SHEET (UNAUDITED)
                                  JUNE 30, 2003

                                     ASSETS

CURRENT ASSETS:
    Accounts receivable                                                   $     13,581
    Notes receivable, net                                                      373,000
    Inventories, net                                                           246,110
    Other current assets                                                        50,304
                                                                          ------------

           Total current assets                                                682,995

EQUIPMENT AND IMPROVEMENTS, net of accumulated depreciation
    and amortization                                                           317,373

INTANGIBLE ASSETS, net of accumulated amortization                             213,599

OTHER ASSETS                                                                    58,050
                                                                          ------------

                                                                          $  1,272,017

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
    Book overdraft                                                        $     22,579
    Accounts payable and accrued expenses                                    2,282,701
    Due to related parties                                                     233,947
    Loan Payable - unsecured                                                    25,000
    Accrued compensation                                                       228,492
    Secured convertible debenture (net of deferred interest of $69,992)        930,008
    Notes payable (net of deferred interest of $7,482)                       1,830,104
                                                                          ------------

           Total current liabilities                                         5,562,039

COMMITMENTS AND CONTINGENCIES                                                       --

STOCKHOLDERS' DEFICIT:
    Common stock, $0.001 par value; 50,000,000 shares authorized;
        18,588,110 shares issued and outstanding                                18,588
    Additional paid-in capital                                              14,574,654
    Deferred compensation expense                                           (1,109,476)
    Deferred consulting expense                                               (126,000)
    Accumulated deficit                                                    (17,638,580)
                                                                          ------------

           Total stockholders' deficit                                      (4,280,814)
                                                                          ------------
                                                                          $  1,272,017
                                                                          ============

See notes to condensed financial statements

                  ESSENTIAL REALITY, INC (FORMERLY JPAL, INC.)

                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                       Three Months Ended                 Six Months Ended
                                                             June 30,                         June 30,
                                                  -----------------------------     -----------------------------
                                                      2003             2002             2003             2002
                                                   (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)
                                                  ------------     ------------     ------------     ------------
REVENUE                                           $     56,636     $         --     $    100,158     $         --

COST OF REVENUE                                         21,325               --          123,740               --
                                                  ------------     ------------     ------------     ------------

GROSS INCOME (LOSS)                                     35,311               --          (23,582)              --
                                                  ------------     ------------     ------------     ------------

OPERATING EXPENSES:
    Sales and marketing                                 94,859          328,935          355,127          616,523
    Product development                                313,581          400,288          458,656          881,110
    General and administrative expenses                290,474          363,702          582,487          903,390
    Depreciation and amortization                       57,888            3,415          115,776            6,830
    Severance compensation (forfeiture)                     --               --          294,511               --
    Stock-based compensation                           358,806          118,499        1,165,548          118,499
                                                  ------------     ------------     ------------     ------------

TOTAL OPERATING EXPENSES                             1,115,608        1,214,839        2,972,105        2,526,352
                                                  ------------     ------------     ------------     ------------
LOSS FROM OPERATIONS                                (1,080,297)      (1,214,839)      (2,995,687)      (2,526,352)

OTHER INCOME (EXPENSE):
    Interest income                                        148            2,851            1,213            2,851
    Interest expense                                  (278,845)         (90,301)      (1,018,359)        (138,886)
    Miscellaneous                                          (25)              --              (25)              --
                                                  ------------     ------------     ------------     ------------

           Total other income (expense)               (278,845)         (87,450)      (1,017,171)        (136,035)
                                                  ------------     ------------     ------------     ------------

LOSS BEFORE PROVISION FOR INCOME TAXES              (1,359,142)      (1,302,289)      (4,012,858)      (2,662,387)

PROVISION FOR INCOME TAXES                                  --               --               --               --
                                                  ------------     ------------     ------------     ------------

NET LOSS                                          $ (1,359,142)    $ (1,302,289)    $ (4,012,858)    $ (2,662,387)
                                                  ============     ============     ============     ============

NET LOSS PER SHARE - BASIC AND DILUTED            $      (0.07)    $      (0.07)    $      (0.22)    $      (0.15)
                                                  ============     ============     ============     ============

NUMBER OF WEIGHTED AVERAGE SHARES -
    BASIC AND DILUTED                               18,588,110       17,955,718       18,420,707       17,955,718
                                                  ============     ============     ============     ============

See notes to condensed financials statements

                                   ESSENTIAL REALITY, INC. (FORMERLY JPAL, INC.)

                                       STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                             Six months ended June 30,
                                                             ---------------------------
                                                                 2003            2002
                                                             -----------     -----------
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
    Net loss                                                 $(4,012,858)    $(2,662,387)
    ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
        PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
        Depreciation and amortization                            115,776           6,830
        Amortization of deferred interest                        641,732          23,081
        Non-cash compensation                                  1,190,798         118,499
        Imputed interest on conversion of debt instrument        263,093              --
        Change in inventory reserve                               99,979
CHANGES IN ASSETS AND LIABILITIES:
        (INCREASE) DECREASE IN ASSETS:
           Restricted cash                                            --        (575,000)
           Accounts receivable                                    25,098              --
           Inventories                                           (41,560)             --
           Deferred financing cost                                    --         217,755
           Notes receivable                                       27,000              --
           Other current assets                                   67,690         (83,580)
        INCREASE (DECREASE) IN LIABILITIES:
           Accounts payable and accrued expenses                 723,522         185,907
           Accrued compensation                                       --         (13,366)
                                                             -----------     -----------
               Total adjustments                               3,113,128        (119,874)
                                                             -----------     -----------
               Net cash used for operating activities           (899,730)     (2,782,261)
                                                             -----------     -----------

CASH FLOWS USED FOR INVESTING ACTIVITIES:
    Payments for purchases of equipment                           (7,823)         (9,052)
                                                             -----------     -----------
               Net cash used for investing activities             (7,823)         (9,052)
                                                             -----------     -----------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
    Book overdraft                                                22,579              --
    Proceeds from sale of securities                             100,000              --
    Net proceeds from issuance of members' capital                    --       6,227,364
    Proceeds from bridge loans and notes payable                 107,500       1,825,000
    Proceeds from Secured Convertible Debenture                  500,000              --
    Proceeds from loan payable - unsecured                        25,000              --
    Repayment of bridge loans                                         --        (550,000)
    Repayment of notes payable                                   (68,461)       (550,000)
    Net advances from LCG Capital, Inc.                               --          (3,000)
    Repayments of advances from affiliated companies-net          32,077         (36,468)
                                                             -----------     -----------
               Net cash provided by financing activities         718,695       6,912,896
                                                             -----------     -----------

NET INCREASE (DECREASE) IN CASH                                 (188,858)      4,121,583
CASH AND CASH EQUIVALENTS, beginning of year                     188,858          13,863
                                                             -----------     -----------

CASH AND CASH EQUIVALENTS, end of June 30, 2003              $        --     $ 4,135,446
                                                             ===========     ===========

See notes to condensed financials statements

                  ESSENTIAL REALITY, INC. (FORMERLY JPAL, INC.)

                STATEMENTS OF CASH FLOWS (CONTINUED) (UNAUDITED)

                                                                    Six months ended June 30,
                                                                  ----------------------------
                                                                      2003             2002
                                                                  --------------    ----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

    Interest paid                                                 $        5,288    $   22,500
                                                                  ==============    ==========

    Income tax paid                                               $           --    $       --
                                                                  ==============    ==========

NON-CASH INVESTING AND FINANCING ACTIVITIES:

    Bridge loans converted to member units                        $           --    $  500,000
                                                                  ==============    ==========

    Elimination of bridge loans and accrued interest on merger    $           --    $2,378,431
                                                                  ==============    ==========

    Assumption of notes on merger                                 $           --    $2,517,070
                                                                  ==============    ==========

    Imputed interest on notes payable                             $           --    $1,158,380
                                                                  ==============    ==========

    Imputed interest on conversion of debt instruments            $      166,498    $       --
                                                                  ==============    ==========

    Discount recorded related to warrants and
     Beneficial conversion feature of convertible debentures      $      175,706    $       --
                                                                  ==============    ==========

    Issuance of common stock for consulting fees                  $      144,000    $       --
                                                                  ==============    ==========

    Deferred compensation expense                                 $           --    $  118,499
                                                                  ==============    ==========

See notes to condensed financial statements

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2003 (UNAUDITED)

1. BASIS OF PRESENTATION, ORGANIZATION AND OTHER MATTERS

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual report on Form 10 KSB for the year ended December 31, 2002. In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included in the accompanying unaudited condensed financial statements.

The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year ending December 31, 2003.

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

Going Concern:

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America that contemplate continuation of the Company as a going concern. However, the Company has reported a net loss of $4,012,858 and $2,662,387 for the six months ended June 30, 2003 and 2002, respectively, has an accumulated deficit of $17,638,580, and at June 30, 2003 the Company's current liabilities exceeded its current assets by $4,489,836. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. This factor raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

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

ACCOUNTING POLICIES

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

Inventory sold with the right of price protection and/or right of return is reported as inventory on consignment. Consigned inventory amounted to $69,691 at June 30, 2003 and is included as inventory on the balance sheet.

Inventory is net of a valuation allowance of $1,287,853 at June 30, 2003.

Research and Development:

Research and development costs are expensed in the year incurred. These costs totaled $458,656 and $881,110 net of loan receivable of $373,000 for the six months ended June 30, 2003 and 2002, respectively.

2. NOTES RECEIVABLE:

Notes receivable as of June 30, 2003 consisted of the following:

Due from former employee                                                $ 50,000
Due from product developer                                               425,121
                                                                        --------

                                                                         475,121
Less: reserve for collectibility                                         102,121
                                                                        --------

                                                                        $373,000
                                                                        ========

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

As of June 30, 2003, the loan balance has been reduced by $1,960,012 of qualified development expenses and $425,121 of research and development credits from the Canadian Government. The remaining receivable of $373,000 is net of an allowance for reduced tax credits of $52,121 at June 30, 2003.

On September 16, 2003 the Company executed a Settlement Agreement and Mutual Release where the parties agreed to waive all rights and claims against each other for its past and present services under the Agreement including severance obligations assumed by the developer and the Company applied the outstanding Tax Credit Receivable equal to the amount owed to the developer.

As of September 16, 2003, the loan balance had been reduced by $1,960,012 of qualified development expenses and $418,773 of research and development credits from the Canadian Government. The remaining receivable balance at September 16, 2003 of $366,642 was applied against the outstanding balance owed at that date.

3. SECURED CONVERTIBLE DEBENTURE:

In November 2002, the Company opened a Subscription Agreement to raise $1,000,000 8% Secured Convertible Debenture (the "Debenture"). As of December 31, 2002, the Company raised $500,000. The remaining $500,000 was raised by June 30, 2003. The debentures for $1,000,000 contain a beneficial conversion feature for six months at a conversion price of $1.00. The debenture also contains detachable warrants to acquire 310,500 shares of common stock at an exercise price of $1.00 per share expiring in five years. The Debenture is collateralized by the Company's right, title, and interest in and to all present and future rights to payment of goods and services.

In connection with the Debenture in accordance with EITF 00-27, the Company first determined the value of the notes and the fair value of the detachable warrants issued in connection with this convertible debenture. The estimated value of the 310,500 warrants of $196,187was determined using the Black-Scholes pricing model with the following assumptions: (i) no expected dividends; (ii) a risk-free interest rate of 4.04%; (iii) expected volatility of 83%; and (iv) an expected life of two years. The face amount of the notes payable of $1,000,000, which has a conversion feature for six months, was proportionately allocated to the note payable and the warrants in the amount of $840,087 and $159,913, respectively. The amount allocated to the warrants of $159,913 was recorded as a discount on the note payable. The value of the note payable was then allocated between the note and the preferential conversion feature, which amounted to $448,331 and $391,756, respectively. The combined total discount is $551,670, is being accreted into notes payable as additional interest expense over the remaining life of the note. Of the $551,670 discount, as of June 30, 2003, $481,678 has been amortized to expense. None of the note balance under this agreement has been converted into common stock as of June 30, 2003.
As of June 30, 2003, the Company has defaulted on the debt. The debt is no longer convertible as the conversion feature expired on the maturity date of the notes.

4. NOTES PAYABLE

As of June 30, 2003, the Company has $1,717,070 of notes payable that were assumed during the Transaction (as described in Note 1, Nature of Business). These notes bear interest at 8 1/2% per annum. As of June 30, 2003, the Company has accrued $149,947 of interest and it is included in accounts payable and accrued expenses at June 30, 2003. The Company has defaulted on these loans.

In May 2003, the Company issued an 8% Unsecured Convertible debenture for $67,500. The debenture which matures in six months contains a beneficial conversion feature at a conversion price $0.40. The debenture also contains detachable warrants to acquire 42,188 shares of common stock at an exercise price of $0.25 per share expiring in five years. In accordance with EITF 00-27, the Company first determined the value of the notes and the fair value of the detachable warrants issued in connection with this convertible debenture. The estimated value of the 42,188 warrants of $3,746 was determined using the Black-Scholes pricing model with the following assumptions: (i) no expected dividends; (ii) a risk-free interest rate of 4.04%; (iii) expected volatility of 83%; and (iv) an expected life of two years. The proceeds were proportionately allocated to the note payable and the warrants in the amount of $63,951 and $3,549, respectively. The amount allocated to the warrants of $3,549 was recorded as a discount on the note payable. Due to the market price being less than the conversion price no preferential conversion exists. The discount is being accreted into notes payable as additional interest expense over the remaining life of the note. Of the $3,549 discount, as of June 30, 2003 $592 has been amortized to expense. None of the note balance under this agreement has been converted into common stock as of June 30, 2003. The debt and convertibility featured expired without repayment or conversion.

In June 2003, the Company issued an 8% Unsecured Convertible Debenture for $40,000. The debenture, which matures in six months, contains a beneficial conversion feature at a conversion price of $0.40. The debenture contains detachable warrants to acquire 33,000 shares of common stock at an exercise price of $0.25 per share expiring in five years. In accordance with EITF 00-27, the Company first determined the value of the notes and the fair value of the detachable warrants issued in connection with this convertible debenture. The estimated value of the 33,000 warrants of $5,631 was determined using the Black-Scholes pricing model with the following assumptions: (i) no expected dividends; (ii) a risk-free interest rate of 4.04%; (iii) expected volatility of 83%; and (iv) an expected life of two years. The proceeds were proportionately allocated to the note payable and the warrants in the amount of $35,064 and $4,936, respectively. The amount allocated to the warrants of $4,936 was recorded as a discount on the note payable. Due to the market price being less than the conversion price no preferential conversion exists. The discount is being accreted into notes payable as additional interest expense over the remaining life of the note. Of the $4,936 discount, as of June 30, 2003 $411 has been amortized to expense. None of the note balance under this agreement has been converted into common stock as of June 30, 2003.

5. EQUITY

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

On April 1, 2003, the Company issued 240,000 shares of common stock to a consultant for services to be rendered over a two year period. The fair market value of the stock of $144,000 was determined based on the closing price of the stock on the date of issuance. The contract amount will be amortized over the contract period. The amount has been offset against equity due to the stock being issued before the services have been rendered.

6. STOCK OPTION PLANS:

The Company has elected to follow Financial Accounting Standards Board Statement No. 123 (Accounting for Stock-Based Compensation) and accordingly the Company determined compensation costs based on the fair value at the grant date for its stock options.

As of June 30, 2003, 217,334 options were cancelled because of the termination of certain employees.

A schedule of activity with respect to the Company's stock option plans is as follows:

                                                                     Weighted
                                                       Number      Average of
                                                     of Shares    Exercise Price
                                                     ---------    --------------

Outstanding at December 31, 2002                     1,357,000        $1.08
Granted                                                     --           --
Exercised                                                   --           --
Cancelled                                              217,334          .89
                                                     ---------        -----
Outstanding at June 30, 2003                         1,139,666        $1.29
                                                     =========        =====

Options exercisable at June 30, 2003                   468,236        $  --
                                                     =========        =====

The following tables summarize information about stock options outstanding and exercisable at June 30, 2002:


                                              Weighted               Outstanding                        Exercisable
                                              Average                Options                            Options
         Range of        Number of            Remaining              Weighted           Number of       Weighted
         Exercise        Outstanding          Contractual Life       Average            Shares          Average
         Prices          Options              in Years               Exercise Price     Exercisable     Exercise Price
         ------          -------              --------               --------------     -----------     --------------
       $.65 to $1.00     1,023,266               9.36                   $ .96             339,140          $ .96
       $1.01 to $4.00      116,400               9.36                    2.85             129,096           2.85
       --------------    ---------               ----                   -----             -------          -----
                         1,139,666               9.36                   $1.29             468,236          $1.29
                         =========               ====                   =====             =======          =====

7. WARRANTS:

A schedule of warrant activity as June 30, 2003 is as follows:

                                                                   Weighted
                                                      Number      Average of
                                                    of Shares    Exercise Price
                                                    ---------    --------------

Outstanding at December 31, 2002                    1,286,211       $1.68
Granted                                               333,500
Exercised                                                  --          --
Cancelled                                                  --
                                                    ---------       -----
Outstanding and exercisable at June 30, 2003        1,619,711       $1.68
                                                    =========       =====

All of the warrants granted were granted in conjunction with secured convertible debentures and notes payable. See Notes 3 and 4.

In connection with the termination of the CEO, the Company issued five year warrants to purchase 250,000 shares of common stock. The fair value of the warrants of $177,409 was determined using the Black-Scholes pricing model with the following assumptions: (i) no expected dividends; (ii) a risk free interest rate of 4%; (iii) expected volatility of 80%; and (iv) expected life of five years.

In connection with the consulting contract for public relation services, the Company issued five year warrants to purchase 250,000 shares of common stock. The fair value of the warrants of $88,785 was determined using the Black-Scholes pricing model with the following assumptions: (i) no expected dividends; (ii) a risk free interest rate of 4%; (iii) expected volatility of 80%; and (iv) expected life of five years.

8. RELATED PARTY TRANSACTIONS

The Company had the following related party transactions for the six months ended June 30, 2003 as follows:

The Company received advances from affiliated companies which are from entities that are affiliated with certain shareholders of the Company and totaled $1,712 at June 30, 2003 and are included in due to related party.

Non-interest bearing advances from an affiliate of certain shareholders, LCG Capital Group, LLC, totaling $70,912 are outstanding at June 30, 2003 and are included in due to related party.

Included in product and development expense is $25,000 and $26,700 for the six months ended June 30, 2003 and 2002, respectively, owed to a company owned by certain shareholders of the Company that have consulted with the Company in the areas of product strategy, design, and development. The outstanding balance at June 30, 2003 totaled $19,030 and is included in due to related party.

Included in general and administrative expenses are cost incurred of $1,323 and $44,700 for the six months ended June 30, 2003 and 2002, respectively, by two entities that are related to certain members of LCG Capital Group. Such costs were determined to be allocable costs to the Company and include consulting fees related to business development, employee salaries, occupancy, telephone, and computer leases. In the case of employee salaries, costs are allocated to the Company based on the time each employee conducts business specific to the Company. In the case of the other expenses, costs are allocated based on a percentage of resources used by the Company. Included in due to related parties is $4,039 as of June 30, 2003.

Included in general and administrative expenses is $47,845 and $72,000 for the six months ended June 30, 2003 and 2002, respectively of marketing expense payable to a company owned by a person related to certain members of the Company who assisted in establishing and executing its marketing programs. Included in due to related parties is $100,345 at June 30, 2003.

An included in general and administrative expense is $37,500 and $7,500 for the six months ended June 30, 2003 and 2002, respectively for directors' fees. Included in due to related parties is $37,500 at June 30, 2003.

9. CONTRACTUAL OBLIGATIONS/GAME PUBLISHERS-LICENSING AGREEMENTS:

The Company has obligations under contracts entered into prior to December 31, 2002 for consulting, product development and royalties. At June 30, 2003 included in accounts payable and accrued expenses is $231,071 related to these contracts.

10. COMMITMENTS:

Consulting Agreement:

On March 14, 2003, effective April 1, 2003, the Company retained a consultant for institutional financial public relations for at least two years. The Company may terminate this agreement at any time in the event of gross negligence. In which case all shares of Common Stock distributed as discussed below that have not been earned shall be forfeited by the consultant. After the first year, either party may terminate the agreement upon thirty days' written notice. If terminated after the first year, the consultant will return to the Company the lesser of (i) $1.00 for each share of common stock which is unearned (i.e. the number of months remaining to the term multiplied by 10,000) as of the date of termination; or (ii) the actual value of the shares of common stock which are unearned as if the date of termination.

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

In addition the Company will pay a $10,000 retainer per month for 24 months in the form of the Company's common stock for 240,000 shares in advance and to be registered by the Company at its expense at the earliest possible time. The value of the services to be performed was determined on the date of the issuance using the closing price of the stock ($0.60 per share). The expense of $144,000 is being amortized over the life of the contract. No services have been performed to date.

The Company will also reimburse the consultant for reasonable out-of pocket expenses. The out-of pocket expenses will not exceed $250 with the consent of the Company. The Company will prepay $5,000 and will replenish this account monthly to maintain the $5,000 level. No payments have been made to date. The balance owed is in included in account payable as of March 31, 2003.

Lease Agreement:

In April 2003, the Company entered into an operating lease for office and warehouse space in Minneola, New York. The operating lease is effective for 5 years with and option to renew for 3 years. The minimum monthly base rental is $4,500 with annual increases of two hundred per month plus 20% of the increase in real estate taxes over the base year.

The Company moved from the New York location on July 1, 2003. The Company forfeited the security deposit as payment for breaking the lease.

11. SUBSEQUENT EVENTS

For the period July 18, 2003 through October 31, 2003, pursuant to the Subscription Agreement to raise $250,000 of 8% Unsecured Convertible Debenture (the "Debenture"), the Company received an additional $106,000. The debenture contains a beneficial conversion feature for six months at a conversion price of $0.40. The debenture also contains detachable warrants to acquire 124,620 shares of common stock at an exercise price of $1.25 per share expiring in five years.

If the Company raises at least $3,000,000, to the extent the Debenture has not been repaid or converted in full, the remaining outstanding amounts shall automatically be deemed converted at the lower of $0.40 per share or 10% below offering per security issued for future financing debt equity capital of Company.

In June, 2003 the Company began negotiations with the developer of the P5 to terminate the contract signed in July, 2001. The agreement provides for no further cash compensation for services and to be paid for costs associated with the termination of the Agreement including severance obligations. In addition, the Company will provide for stock compensation for achieving its milestones in completing the project in 2002. It is intended that the amount owed will be completely funded by the note receivable to be remitted through research and development credits from the Canadian Government.

On September 16, 2003 the Company executed a Settlement Agreement and Mutual Release where the parties agreed to waive all rights and claims against each other for its past and present services under the Agreement including severance obligations assumed by the developer; and the Company applied the outstanding Tax Credit Receivable equal to the amount owed to the developer.

As of September 16, 2003, the loan balance had been reduced by $1,960,012 of qualified development expenses and $418,773 of research and development credits from the Canadian Government. The remaining receivable of $366,642 was applied to the outstanding balance owed at September 16, 2003. As of September 30, 2003, the notes receivable in the amount of $351,295 was fully reserved.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS of FINANCIAL CONDITION AND RESULTS OF OPERATIONS FORWARD-LOOKING STATEMENTS

The following discussion and analysis should be read in conjunction with the unaudited condensed financial statements and related notes and other financial information included in this Quarterly Report on Form 10QSB. It is intended to assist the reader in understanding and evaluating the financial position of the Company. This report contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Words such as "may", "will"," should", "could", "expects", "plans", "intends", "anticipates", "believes", "estimates", "potential", or "continue" or the negative of such terms and other comparable terminology are intended to identify forward-looking statements. The Company's actual results could differ materially from the results discussed in the forward-looking statements. Risk factors that could cause or contribute to such differences include those discussed in Essential Reality, Inc.'s annual report on Form 10KSB for the year ended December 31, 2002, filed with the Securities and Exchange Commission.

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

ER, LLC was organized in 1999 as a developer of real-time tracking and sensory technologies. From its formation through the date of its dissolution as a result of the business combination, it was involved in research and development, marketing, entering into strategic relationships and hiring key employees in connection with the final production, sale and distribution of the P5(TM). The P5(TM), a virtual controller, is a glove-like peripheral device that enables users to control the action on a screen through simple hand movements, rather than complicated keystroke and mouse combinations. This product is based on patented, and several patent-pending, technologies that address technological limitations of current devices, such as the mouse, hand-held game controllers and joysticks. The P5TM is engineered to capture five-finger bend sensitivity enabling gesture recognition, combined with an optical tracking technology that captures the movement of the hand in 3D space, without the use of a mouse, joystick, keyboard or the like. For example, if a user is trying to open a door while playing an adventure game, the P5(TM) allows the user to make the hand motion of opening a door and see the door open simultaneously with the motion, as opposed to the user pressing a button and seeing the door open immediately thereafter. To date, the P5(TM) is the only product that we have developed and marketed.

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

The Company may bundle product offerings from third-party vendors along with the P5 product or may sell the P5 independently. The software is incidental to the product as a whole and according to Financial Accounting Standards Board No 86; Accounting for the Costs of Computer Software To Be Sold, Leased or Marketed, all revenue will be allocated to the P5. As such, the Company will record the gross amount of the purchase price of the P5 product as revenue and will reflect the royalty to be paid to the third-party vendor as a component of cost of sales.

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

RESULTS OF OPERATIONS:

For the three and six months ended June 30, 2003 compared to the three and six months ended June 30, 2002

The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. In our opinion, we have included all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation.

Revenue. For the three and six months ended June 30, 2003, the Company recognized product-related revenues in the amount of $56,636 and $100,158, respectively, as compared to no revenues for the three and six months ended June 30, 2002. The increase in our revenue resulted from the launch of our first product, the P5(TM) November 2002. Certain revenues will be deferred until events have been resolved.

Cost of Revenue. For the three and six months ended June 30, 2003, cost of revenue totaled $21,325 and $123,740 compared to no cost of revenue for the three and six months ended June 30, 2002. The Company was a development stage company through September 30, 2002. The increase in cost of revenue resulted from the Company transitioning from a development stage company to an operating company effective November 2002.

Product development expense. For the three and six months ended June 30 2003 product development expense totaled $313,581 and $458,656, respectively, compared to $400,288 and $881,110 for the three and six months ended June 30, 2002, respectively. The decrease of $86,707 and $422,454, respectively, compared to the three and six months ended June 30, 2002 was primarily due to a third party developer which included materials used in the development and manufacturing of the P5(TM) product since the manufacturing was completed by December 31, 2002.

Sales and marketing expense. For the three and six months end June 30, 2003 sales and marketing expense totaled $94,859 and $355,127, respectively, compared to $328,935 and $616,523 for the three and six months ended June 30, 2002, respectively. The decrease of $234,076 and $261,396, respectively, compared to the three and six months ended June 30, 2002 was primarily due to a decrease of approximately $39,000 in advertising, decrease of $89,000 in marketing consultants, decrease of $86,000 in travel and entertainment and a decrease on $73,000 in trade shows.

General and administrative expenses. For the three and six months ended June 30, 2003 general and administrative expenses totaled $290,474 and $582,487, respectively, compared to $363,702 and $903,390 for the three and six months June 30, 2002, respectively. The decrease of $73,228 and $320,903, respectively, compared to the three and six months ended June 30, 2002 was primarily due to a decrease of approximately $166,000 in salaries and benefits, decrease in moving expenses of $17,000, decrease in computer leases of $10,000, decrease in consultants of $44,000, which was offset by increases in professional fee of $130,000 and increase in insurance of $52,000. Included in general and administrative expenses are costs incurred of approximately $33,000 and $64,000 for the three and six months ended June 30, 2003 respectively, compared to $49,800 and $128,100 for the three and six months ended June 30, 2002, respectively by Business Development.com and Hymax Group, LLC., companies that are related to certain members of LCG Capital Group. Such costs include consulting fees, employee salaries, occupancy, telephone and computer leases. In the case of employee salaries, costs are allocated to us based on the time each employee conducts business specific to us. In the case of the other expenses, costs are allocated based on a percentage of resources used by us. In our opinion, allocated expenses incurred from related parties approximate fair market value.

Severance compensation for the three months and six months ended June 30, 2003 was $0 and $294,511 as compared to -0- for the three and six months ended June 30, 2002. The severance is due to six former employees. No payments have been made to date.

Stock based compensation for the three months and six months ended June 30, 2003 totaled $358,806 and $1,165,548 respectively, compared to $118,499 for each of the three and six months periods ended June 30, 2002. The non-cash charge was related primarily to amortization of deferred compensation for stock options and warrants issued to employees, directors, advisors and consultants and stock and warrants issued to consultants for services rendered.

Other Income (Expense)

Interest income for the three and six months ended June 30, 2003 totaled $148 and $1,213 respectively, compared to $2,851 for each of the three and six months period ended June 30, 2002. The decrease was due to a decrease of available cash balances.

Interest expense for the three and six months ended June 30, 2003 totaled $278,968 and $1,018,359 respectively, compared to $90,301 and $138,886 for the three and six months ended June 30, 2002. The increase of $188,667 and $879,473 compared to the three and six months ended June 30, 2002, related primarily to notes payable of $108,241 and another $904,825, to the warrants and the convertible notes issued at the time of the merger and subsequent financing during the three months and six months ended June 30, 2003 as described in "Liquidity and Capital Resources" below.

Net loss for the three months and six months ended June 30, 2003 and 2002 were $1,359,142, $4,012,858, $1,302,289 and $2,662,387, respectively.

Liquidity and Capital Resources

Since its inception through June 30, 2003 we had accumulated deficit of $17,638,580 and expect to continue to incur losses for the foreseeable future. We have financed our operations primarily through bridge loans and private placements described in the overview.

For the six months ended June 30, 2003 net cash used in operating activities decreased from $2,782,261 to $899,730 a net decrease of $1,882,531 as compared to the six months ended June 30, 2002. Net cash and cash equivalents used in operations for the year six months ended June 30, 2003 consisted of net loss from continuing operations of $4,012,858, non-cash compensation of $1,190,798, amortization of deferred interest of $641,442, imputed interest on conversion of debt instrument $263,093, and increase in accounts payable of $723,522.

Interest expense for the three and six months ended June 30, 2003 totaled $525,782 and $1,018,359 respectively, compared to $90,301 and $138,886 for the three and six months ended June 30, 2002. The increase of $435,481 and $87,473 compared to the three and six months ended June 30, 2002, related primarily to notes payable of $16,092 and $473,328, to the warrants and the convertible notes issued at the time of the merger and subsequent financing during the three months and six months ended June 30, 2003 as described in "Liquidity and Capital Resources" below.

Net loss for the three months and six months ended June 30, 2003 and 2002 were $1,605,956, $4,012,858, $1,302,289 and $2,662,387, respectively.

Liquidity and Capital Resources

Since its inception through June 30, 2003 we had accumulated deficit of $17,638,583 and expect to continue to incur losses for the foreseeable future. We have financed our operations primarily through bridge loans and private placements described in the overview.

For the six months ended June 30, 2003 net cash used in operating activities decreased from $2,782,261 to $899,730 a net decrease of $1,882,531 as compared to the six months ended June 30, 2002. Net cash and cash equivalents used in operations for the year six months ended June 30, 2003 consisted of net loss from continuing operations of $4,012,858, non-cash compensation of $1,190,798, amortization of deferred interest of $641,442, imputed interest on conversion of debt instrument $263,383, and increase in accounts payable of $723,522.

Net cash used in investing activities for the six months ended June 30, 2003 decreased from $9,052 to $7,823 a net decrease of $1,229 as compared to the six months ended June 30, 2003.

Net cash provided by financing activities for the six months ended June 30, 2003 decreased from $6,912,896 to $718,695 a net decrease of $6,194,201 as compared to the six months ended June 30, 2002. Primarily as follows:

The Company completed a private placement, which generated cash proceeds of $632,500 and a sale of 100,000 shares of restricted securities at $1.00 per share. Repayments of note payable of $68,461 and a bank overdraft of $22,579 also contributed to the change in financing activities.

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

Considerations and Risks Relating to Our Business and the Company

We have a limited operating history.

We were incorporated in 1999 and had no material operations between 1999 through the third quarter 2003. We were in development stage from 1999 to September 30, 2002 and had no material operations until such time. Essential Reality, Inc. commenced its operations in October 1, 2002. Accordingly, we have a limited operating history. Investors must consider the risks and difficulties frequently encountered by early stage companies, particularly in rapidly evolving markets such as the virtual reality. Such risks include the following:

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

We have not paid dividends or other distributions and do not intend to pay dividends or other distributions for the foreseeable future, and we intend to reinvest all of our earnings in the development of our business. In addition, we may enter into agreements with lenders or other financing parties that restrict or prohibit the payment of dividends or other distributions. Accordingly, no assurance can be given that we will pay any dividend or other distributions to the holders of our capital stock.

We are heavily dependent upon the electronics industry, and excess capacity or decreased demand for products produced by this industry could result in increased price competition as well as a decrease in our gross margins and unit volume sales.

Our business is heavily dependent on the electronics industry. All our revenue is generated from the only product the P5(TM) in the electronic industry, which is characterized by intense competition, relatively short product life-cycles and significant fluctuations in product demand. Furthermore, these segments are subject to economic cycles and have experienced in the past, and are likely to experience in the future, recessionary periods. A recession or any other event leading to excess capacity or a downturn in these segments of the electronics industry could result in intensified price competition, a decrease in our gross margins and unit volume sales and materially affect our business, prospects, financial condition and results of operations.

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

      changes in our mix of revenues generated from quick-turn versus standard lead time production;

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

We generally schedule our quick-turn production facility at less than full capacity to retain our ability to respond to unexpected additional quick-turn orders. However, if these orders are not made, we may forego some production and could experience excess capacity. When we experience excess capacity, our sales revenues may be insufficient to fully cover our fixed overhead expenses and our gross margins will fall. Conversely, we may not be able to capture all potential revenue in a given period if our customers' demand for quick-turn services exceeds our capacity during that period.

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

Our business may suffer if any of our key senior executives discontinues employment with us or if we are unable to recruit and retain highly skilled engineering and sales staff.

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

      competition;

      governmental regulations; and

      fluctuations in operating results.

The stock markets generally have experienced, and will probably continue to experience, extreme price and volume fluctuations, which have affected the market price of the shares of many small capital companies. These fluctuations have often been unrelated to the companies' operating results. These broad market fluctuations, as well as general economic and political conditions, may decrease the market price of our common stock in any market that develops.

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

Compliance with these requirements may make it harder for investors in our Common Stock to resell their shares to third parties. Accordingly, our common stock should only be purchased by investors, who understand that such investment is a long-term and illiquid investment, and are capable of and prepared to bear the risk of holding the common stock for an indefinite period of time.

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

Critical Accounting Policies

The U.S. Securities and Exchange Commission ("SEC") recently issued Financial Reporting Release No. 60, "CAUTIONARY ADVICE REGARDING DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES" ("FRR 60"); suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our most critical accounting policies include: inventory valuation, which affects our cost of sales and gross margin; and allowance for doubtful, which affects the general and administrative expenses. The methods, estimates and judgments we use in applying these most critical accounting policies have a significant impact on the results we report in our consolidated financial statements.

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

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

On February 28, 2003, a complaint was filed by Aaron Gavios, a former employee of ours, in The United States District Court for the Southern District of New York against us, Humbert Powell, Chairman of our Board of Directors and Brian Jedwab, a member of our Board of Directors, alleging breach of a contract. Specifically, the complaint alleges failure to provide for severance pay, failure to provide stock options and failure to reimburse for automobile lease totaling $120,000, plus interest and legal fees. The Company has accrued $50,000 as of June 30, 2003 for severance to this former employee.

On April 16, 2003, a complaint was filed by Ziff Davis Media, Inc. in the Supreme Court of the State of New York against the Company (originally, ER, LLC) seeking payment of $27,443 for print advertising for the P5(TM). On July 3, 2003 the case was settled for $10,000 payable in 4 installments as follows: $4,000 due July 10, 2003, and the balance of $6,000 in 3 equal installments of $2,000 each payable August 10, September 10, and October 10, 2003. The full amount is included in accounts payable and accrued expenses at June 30, 2003 as no payments have been made.

On October 10, 2003 a complaint was filed by the Future Network USA f/k/a/ Imagine Media Inc in the supreme court of the State of New York, County of New York against Essential Reality, LLC seeking payment of $33,405 plus interest and legal fees for advertising in one of their magazines. The face amount is included in accounts payable and accrued expenses at June 30, 2003 as no payments have been made.

On December 4, 2003 a complaint was filed by the CIT Communications Finance Corporation d/b/a/ Avaya Financial Services in the Supreme Court of the State of New York, County of New York against Essential Reality, Inc seeking payment of $38,084 plus interest and legal fees for default in paying the Phone Equipment Lease Agreement dated January 7, 2002.

On January 26, 2004 a compliant was filed by Empire Inter - Freight Corp. in the Civil Court of the City of New York, County of New York against Essential Reality, Inc. seeking payment of $12,419 plus interest and legal fees for default in paying for freight services in December 2002. The full amount is included in accounts payable and accrued expenses at June 30, 2003 as no payments have been made.

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

Item 2. Changes in Securities

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

Item 3. Defaults Upon Senior Securities

The Company has defaulted in payments of the principal and accrued interest on $500,000 Convertible and Non-Convertible notes issued as result of the Recapitalization with "JPAL".

The Company has requested a 90-day extension for all provisions relating to the mandatory prepayments. None were granted.

Item 4. Submission of Matters to Vote of Security Holders

Not applicable.

Item 5. Other Information

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

On January 10, 2003 Rubin Levine, President and Chief Operating officer was terminated. No severance is due and he has until January 10, 2004 to exercise stock options with an exercise price of $0.80 per share for 80,400 shares of the Company's common stock, which has already vested. If he fails to exercise the options will be forfeited.

On February 6, 2003 Steven T. Francesco chief executive officer, was terminated. The Company will pay severance to Mr. Francesco in the amount of $41,010. The payment is contingent upon the Company obtaining financing in the amount of two million dollars excluding bridge loans. The Company paid for the insurance coverage for two months and issued a five-year warrant to purchase 250,000 shares of the Company's common stock at an exercise price of $0.75 with Mr. Francesco, but it is the intent of the Registrant to enter into a written agreement with Mr. Francesco in the near future.

On February 24, 2003, Richard Rubin, Vice president of Product Development was terminated. The Company will pay severance to Mr. Rubin in the amount of $47,500. The payment is contingent upon the Company obtaining financing in the amount of two million dollars not including bridge loans. In addition, Mr. Rubin has until February 24, 2005 to exercise stock options with an exercise price of $.80 per share for 33,000 shares of the Company's common stock which have already vested. If he fails to exercise, the options will be forfeited.

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

On February 6, 2004 - The Company executed a binding term sheet (the "Term Sheet"), which sets forth the preliminary terms and conditions of a proposed merger transaction between Essential and AllianceCorner Distributors Inc. ("Alliance"). This Term Sheet supersedes and replaces the Letter of Intent dated November 6, 2003. As proposed, the shareholders of Alliance would exchange their shares of capital stock in Alliance for shares of common stock of Essential.

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

Alliance shall refund to the company any portion of the escrow released from escrow to pay expenses if before December 31, 2003 Alliance withdraws from the transaction due to any non-material adverse changes.

Alliance shall also refund to Essential Reality any portion of the $225,000 that was released from escrow if both the following conditions have occurred:

      1. After December 31, 2003 Alliance has withdraws from the transaction due to any non-material adverse changes, and

      2. Essential Reality has made securely funded arrangements to fund Expenses that exceed the $225,000 deposited in escrow.

Pursuant to the Binding Term Sheet the Company signed an Investment Banking Agreement with Sunrise Securities Corp. a registered broker/dealer with National Association of Securities Dealers. Sunrise will use its "best efforts" to raise the money provided for in the PPO a minimum of $2,500,000 million under the terms and conditions of the PPO. We will pay the Investment Banker $25,000 nonrefundable retainer fee and financing fees equal to 10% of the gross proceeds of such financing payable to Sunrise in cash and warrants issued to Sunrise to purchase on the same terms 10% of the securities in such financing. Upon closing of each Financing, the company shall pay Sunrise a financing fee payable in a form at the sole election of Sunrise of either (i) cash fee equal to 10% of the gross proceeds or (ii) the Company shall issue the number of shares of Common Stock equal to 11% of the aggregate number of fully diluted and/or converted shares of Common Stock and/or Common Stock equivalents (including but not limited to Units) purchased by Investors. In addition, the Company shall issue warrants to purchase Common Stock equal to 10% of the aggregate number of the fully diluted and or converted shares of Common Stock equivalents. The warrants shall be purchased for a nominal sum and shall be exercisable for a period five years from the date of closing with an exercise price per share equal to the effective per share price paid by the Investors for the Securities. In the event the agreement is not renewed or terminated, Sunrise will be entitled to a full fee for which discussions were conducted during the term of the agreement by the Company or by Sunrise within twelve months. In addition to the fees, Sunrise will be reimbursed for all reasonable fees and disbursements of Sunrise outside counsel and Sunrise travel and out of pocket expenses associated with the financing up to $25,000 without Company approval. The Company shall also reimburse the reasonable fees and disbursements of small business investment counsel, if any, incurred in connection with financing not to exceed 1% of the SBIC's allocation in such financing.

The Company has signed retainer agreement with Gottlieb & Partners, LLP as its special counsel for drafting and filing all required regulatory documents pursuant to the terms and conditions set forth in the Binding Term Sheet dated January 2004. The Company agrees to pay a flat fee for legal services in the amount of $60,000 to be payable at the closing from the escrow of the Private Placement Offering.

The Company has retained Jackson Steinem, Inc. for non-legal services in connection with the Company's proposed reorganization transaction. The Company agrees to deliver after the closing 30,000 shares of the Company's Common Stock as compensation for services rendered.

Item 6. Exhibits and Reports on Form 10-QSB.

(a)   Exhibits.

31    Certifications.

32 CEO and Acting CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 10-QSB.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Essential Reality, Inc., a Nevada corporation (Registrant)

Date: April 21, 2004

                                   By: /s/ John Gentile,
                                      ------------------------------------------
                                      Its: Interim Officer
                                           Chief Operating officer and Director
                                           (Principal Executive Officer)

                           CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Essential Reality, Inc. (the "Company") on Form 10-QSB for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the date indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge: 1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and 2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Dated: April 21, 2004                    By: /s/ John Gentile
                                           -------------------------------------
                                           John Gentile, Interim President,
                                           Chief Operating Officer and Director