Form 10QSB
period 2003-09-30
ESSENTIAL REALITY INC
filed 2004-05-13
CIK 1115463

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2003

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

                         PART I - FINANCIAL INFORMATION

                                                                           Pages

Item 1 - Financial Statements

    Condensed Balance Sheets as of September 30, 2003 (Unaudited)           3

    Condensed Statements of Operations for the three and nine
    months ended September 30, 2003 and 2002 (Unaudited)                    4

    Condensed Statements of Cash Flows for the nine months
    ended September 30, 2003 and 2002 (Unaudited)                         5 - 6

    Notes to Condensed Financial Statements (Unaudited)                   7 - 16


Item 2 - Management's Discussion and Analysis                            17 - 30

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                               31 - 32

Item 2 - Changes in Securities                                             32

Item 3 - Defaults Upon Senior Securities                                   32

Item 4 - Submission of Matters to a Vote of Security Holders               32

Item 5 - Other Information                                                 32

Item 6 - Exhibits and Reports on Form 8-K                                  33

                 ESSENTIAL REALITY, INC. (FORMERLY JPAL, INC.)

                       CONDENSED BALANCE SHEET (UNAUDITED)
                               September 30, 2003

                               ASSETS

Current assets:
    Accounts receivable                                                   $     12,277
    Inventories, net                                                           241,110
    Other current assets                                                       123,039
                                                                          ------------

           Total current assets                                                376,426

Equipment and improvements, net of accumulated depreciation
    and amortization                                                           287,941

Intangible assets, net of accumulated amortization                             190,072
                                                                          ------------

                                                                          $    854,439
                                                                          ============

                      LIABILITIES AND STOCKHOLDERS DEFICIT
Current Liabilities:
    Book overdraft                                                        $     54,111
    Accounts payable and accrued expenses                                    2,146,937
    Due to related parties                                                     241,763
    Loan payable - unsecured                                                    25,000
    Accrued compensation                                                       228,492
    Secured convertible debenture (net of deferred interest of $20,625)        979,375
    Notes payable (net of deferred interest of $4,375)                       1,893,195
                                                                          ------------
           Total current liabilities                                         5,568,873

Commitments and contingencies                                                       --

Stockholders' deficit:
    Common stock, $0.001 par value; 50,000,000 shares authorized;
        18,588,110 issued and outstanding                                       18,588
    Additional paid-in capital                                              14,691,578
    Deferred compensation expense                                             (937,399)
    Deferred consulting expense                                               (108,000)
    Accumulated deficit                                                    (18,379,201)
                                                                          ------------

           Total stockholders' deficit                                      (4,714,434)
                                                                          ------------

                                                                          $    854,439
                                                                          ============


See notes to condensed financial statements

                  ESSENTIAL REALITY, INC (FORMERLY JPAL, INC.)

                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                Three Months Ended               Nine Months Ended
                                                  September 30,                   September 30,
                                               2003            2002            2003            2002
                                          ------------    ------------    ------------    ------------
Revenue                                   $     57,143    $         --    $    157,301    $         --

Cost of revenue                                 32,962              --         156,702              --
                                          ------------    ------------    ------------    ------------

Gross profit                                    24,181              --             599              --

Operating expenses:
    Sales and marketing                        146,046         411,802         501,173       1,028,325
    Product development                         18,358         676,748         477,014       1,557,858
    General and administrative expenses        191,918         681,756         774,405       1,585,146
    Depreciation and amortization               58,778           3,866         174,554          10,696
    Severance compensation (forfeiture)        (90,000)             --         204,511              --
    Stock-based compensation                   196,389         442,657       1,361,937         561,156
                                          ------------    ------------    ------------    ------------

        Total operating expenses               521,489       2,216,829       3,493,594       4,743,181
                                          ------------    ------------    ------------    ------------

Loss from operations                          (497,308)     (2,216,829)     (3,492,995)     (4,743,181)

Other income (expense):
    Interest income                                 --           9,002           1,213          11,853
    Interest expense                          (229,684)       (677,504)     (1,248,043)       (816,390)
    Miscellaneous                              (13,629)             --         (13,654)             --
                                          ------------    ------------    ------------    ------------

        Total other income (expense)          (243,313)       (668,502)     (1,260,484)       (804,537)
                                          ------------    ------------    ------------    ------------

Loss before provision for income taxes        (740,621)     (2,885,331)      (4,75,479)     (5,547,718)

Provision for income taxes                          --              --              --              --
                                          ------------    ------------    ------------    ------------

Net loss                                  $   (740,621)   $ (2,885,331)   $ (4,753,479)   $ (5,547,718)
                                          ============    ============    ============    ============

Net loss per share - basic and diluted    $      (0.04)   $      (0.16)   $      (0.26)   $      (0.31)
                                          ============    ============    ============    ============

Number of weighted average shares -
    basic and diluted                       18,588,110      18,109,309      18,477,118      18,007,478
                                          ============    ============    ============    ============


See notes to condensed financials statements

                  ESSENTIAL REALITY, INC. (FORMERLY JPAL, INC.)

                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                           Nine months ended
                                                              September 30,
                                                      --------------------------
                                                         2003           2002
                                                      -----------    -----------
Cash flows used for operating activities:
 Net loss                                             $(4,753,479)   $(5,547,718)
                                                      -----------    -----------

 Adjustments to reconcile net loss to net cash
  used for operating activities:
  Depreciation and amortization                           174,554         10,696
  Contract termination                                    110,667             --
  Amortization of deferred interest                       189,269        178,973
  Non-cash compensation                                 1,380,875        561,156
  Imputed interest on conversion of debt instrument       884,954        482,608
  Change in inventory reserve                             120,301
 Changes in assets and liabilities:
  (Increase) decrease in assets:
   Restricted cash                                             --     (2,000,000)
   Accounts receivable                                     26,402             --
   Inventories                                            (56,882)       (50,870)
   Deferred financing cost                                     --        217,755
   Other assets                                            58,050         22,500
   Other current assets                                    (5,045)      (270,417)
  Increase (decrease) in liabilities:
   Accounts payable and accrued expenses                  877,091        260,900
   Accrued compensation                                        --        (21,111)
                                                      -----------    -----------
   Total adjustments                                    3,760,236       (607,810)
                                                      -----------    -----------
   Net cash used for operating activities                (993,243)    (6,155,528)
                                                      -----------    -----------

Cash flows used for investing activities:
 Payments for purchases of equipment                      (13,642)       (73,490)
                                                      -----------    -----------
   Net cash used for investing activities                 (13,642)       (73,490)
                                                      -----------    -----------

Cash flows provided by financing activities:
 Book overdraft                                            54,111             --
 Proceeds from sale of securities                         100,000             --
 Net proceeds from issuance of members capital                 --      6,089,798
 Proceeds from loan payable - unsecured                    25,000             --
 Proceeds from Secured Convertible Debenture              500,000             --
 Proceeds from notes payable                              180,500      1,961,744

                  ESSENTIAL REALITY, INC. (FORMERLY JPAL, INC.)

                 STATEMENTS OF CASH FLOWS (CONTINUED)(UNAUDITED)

                                                                   Nine months ended
                                                                     September 30,
                                                               -------------------------
                                                                   2003          2002
                                                               -----------   -----------
  Due to related parties                                            39,893       (34,770)
  Repayment of bridge loans                                             --      (550,000)
  Repayment of notes payable                                       (81,477)     (550,000)
  Repayment of advances from affiliated companies -net                           (23,920)
  Net advances from LCG Capital, Inc.                                   --        (5,705)
                                                               -----------   -----------

      Net cash provided by financing activities                    818,027     6,887,147

Net increase (decrease) in cash                                   (188,858)      658,129
Cash and cash equivalents, beginning of period                     188,858        13,863
                                                               -----------   -----------

Cash and cash equivalents, end of period                       $        --   $   671,992
                                                               ===========   ===========

Supplemental disclosure of cash flow information:

  Interest paid                                                $    22,500   $    22,500
                                                               ===========   ===========

  Income tax paid                                              $        --   $       325
                                                               ===========   ===========

Non-cash investing and financing activities:
  Bridge loans converted to member units                       $        --   $   500,000
                                                               ===========   ===========
  Elimination of bridge loans and accrued interest on merger
                                                               $        --   $ 2,378,431
                                                               ===========   ===========
  Assumption of notes on merger                                $        --   $ 2,517,070
                                                               ===========   ===========
  Issuance of common stock for consulting fees                 $   144,000   $        --
                                                               ===========   ===========
  Reduction of accounts payable with note receivable
                                                               $   366,642   $        --
                                                               ===========   ===========
  Accrued interest expense - bridge loans                      $        --   $   108,245
                                                               ===========   ===========
  Deferred compensation expense                                $        --   $ 1,704,815
                                                               ===========   ===========
  Discount recorded related to warrants and beneficial
  conversion feature of convertible debentures                 $   292,630   $         -
                                                               ===========   ===========



  See notes to condensed financial statements

                            ESSENTIAL REALITY, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                         September 30, 2003 (UNAUDITED)

1.          BASIS OF PRESENTATION, ORGANIZATION AND OTHER MATTERS

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These financial statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10 KSB for the year ended December 31, 2002. In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included in the accompanying unaudited condensed financial statements.

The results of operations for the interim periods are not necessarily indicative of the results that maybe expected for the full year ending December 31, 2003.

NATURE OF BUSINESS

Essential Reality, LLC ("ER LLC" or the "Company") was formed as Freedom Multimedia, LLC in the state of Delaware on July 9, 1998 and began active operations on June 1, 1999. The Company changed its name to Essential Reality, LLC ("ER, LLC") on December 29, 1999. On June 20, 2002, ER LLC completed a business combination (recapitalization) with JPAL, Inc. ("JPAL"), a Nevada Corporation (the "Transaction"). Whereby, all of the members of ER, LLC contributed their membership interests in ER, LLC to JPAL in exchange for 16,874,784 shares of the JPAL's common stock. The shareholders of JPAL canceled 7,564,326 of their shares of JPAL common stock and were left with 1,080,934 shares of common stock representing 6.02% of JPAL. Upon the business combination, ER LLC was dissolved and all of its assets and liabilities were transferred into JPAL. Following the Transaction, JPAL changed its name to Essential Reality, Inc.

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

GOING CONCERN:

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America that contemplate continuation of the Company as a going concern. However, the Company has reported a net loss of $740,621 and $4,753,479 for the three and nine months ended September 30, 2003, respectively, and has an accumulated deficit of $18,379,201, and at September 30, 2003 the Company's current liabilities exceeded its current assets by $5,192,447. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. This factor raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

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

Inventory sold with the right of price protection and/or right of return is reported as inventory on consignment. Consigned inventory amounted to $17,828 at September 30, 2003 and is included as inventory on the balance sheet.

Inventory is net of a valuation allowance of $1,246,017 at September 30, 2003.

RESEARCH AND DEVELOPMENT:

Research and development costs are expensed in the year incurred. These costs totaled $477,014 and $1,557,858 for the nine months ended September 30, 2003 and 2002, respectively.

2. NOTES RECEIVABLE:

Notes receivable as of September 30, 2003 consisted of the following:

            Due from former employee                   $  50,000
            Less: reserve for collectibility              50,000
                                                       ---------
                                                       $      --
                                                       =========

In July 2001, the Company signed an agreement with a third party for the development of the P5. In connection with the agreement, the Company agreed to provide loan advances up to $2,000,000, later increased to $2,700,000, to cover approved development costs. The loan is non-interest bearing and is reduced by qualified development expenses incurred by the developer, and is further reduced by tax credits from a division of the Canadian Government for research, earned by the developer and passed through to the Company. The Company received a General Security Agreement that created a security interest in the developer's equipment, inventory, accounts receivable, intangibles, etc. The loan is payable within two years after each advance unless on demand after the two years at the discretion of ER. On September 16, 2003 the Company executed a Settlement Agreement and Mutual Release where the parties agreed to waive all rights and claims against each other for its past and present services under the Agreement including severance obligations assumed by the developer; and the Company applied against the outstanding Tax Credit Receivable equal to the amount owed to the developer.

As of September 16, 2003, the loan balance has been reduced by $1,960,012 of qualified development expenses and $418,773 of research and development credits from the Canadian Government. The remaining receivable of $366,642 was applied to the outstanding balance owed at September 16, 2003.

3. SECURED CONVERTIBLE DEBENTURE:


In November 2002, the Company opened a Subscription Agreement to raise $1,000,000 8% Secured Convertible Debenture (the "Debenture"). As of December 31, 2002, the Company had raised $500,000. The remaining $500,000 was raised by June 30, 2003. The debenture for $1,000,000 contains a beneficial conversion feature for six months at a conversion price of $1.00. The debenture also contains detachable warrants to acquire 310,500 shares of common stock at an exercise price of $1.00 per share expiring in five years. The Debenture is collateralized by the Company's right, title, and interest in and to all present and future rights to payment of goods and services.

During the three months ended September 30, 2003, the Company issued an additional 700,000 warrants to one debt holder under the same terms as the original warrants. The estimated value of the warrants totaled $115,198 and was determined using the Black-Scholes pricing model with the following assumptions:
(i) no expected dividends; (ii) a risk-free interest rate of 4.04%; (iii) expected volatility of 83%; and (iv) an expected life of two years. The amount was expensed immediately as the underlying debt has matured.

In connection with the Debenture in accordance with EITF 00-27, the Company first determined the value of the notes and the fair value of the detachable warrants issued in connection with this convertible debenture. The estimated value of the 310,500 warrants (exclusive of the additional 700,000 warrants discussed above) of $196,187 was determined using the Black-Scholes pricing model with the following assumptions: (i) no expected dividends; (ii) a risk-free interest rate of 4.04%; (iii) expected volatility of 83%; and (iv) an expected life of two years. The face amount of the notes payable of $1,000,000, which has a conversion feature for six months, was proportionately allocated to the note payable and the warrants in the amount of $840,087 and $159,913, respectively. The amount allocated to the warrants of $159,913 was recorded as a discount on the note payable. The value of the note payable was then allocated between the note and the preferential conversion feature, which amounted to $448,331 and $391,756, respectively. The combined total discount is $551,670, is being accreted into notes payable as additional interest expense over the remaining life of the note. Of the $551,670 discount, as of September 30, 2003, $531,045 has been amortized to expense. None of the note balance under this agreement has been converted into common stock as of September 30, 2003.


As of September 30, 2003, the Company has defaulted on the debt. The debt is no longer convertible as the conversion feature expired on the maturity date of the notes.


4. NOTES PAYABLE:

As of September 30, 2003, the Company has $1,717,070 of notes payable that were assumed during the Transaction (as described in Note 1, Nature of Business). These notes bear interest at 8 1/2% per annum. As of September 30, 2003, the Company has accrued $186,735 of interest and it is included in accounts payable and accrued expenses at September 30, 2003. The Company has defaulted on these loans.

In May 2003, the Company issued an 8% Unsecured Convertible debenture for $67,500. The debenture which matures in six months contains a beneficial conversion feature at a conversion price $0.40. The debenture also contains detachable warrants to acquire 42,188 shares of common stock at an exercise price of $0.25 per share expiring in five years. In accordance with EITF 00-27, the Company first determined the value of the notes and the fair value of the detachable warrants issued in connection with this convertible debenture. The estimated value of the 42,188 warrants of $3,746 was determined using the Black-Scholes pricing model with the following assumptions: (i) no expected dividends; (ii) a risk-free interest rate of 4.04%; (iii) expected volatility of 83%; and (iv) an expected life of two years. The proceeds were proportionately allocated to the note payable and the warrants in the amount of $63,951 and $3,549, respectively. The amount allocated to the warrants of $3,549 was recorded as a discount on the note payable. Due to the market price being less than the conversion price no preferential conversion exists. The discount is being accreted into notes payable as additional interest expense over the remaining life of the note. Of the $3,549 discount, as of September 30, 2003 $2,365 has been amortized to expense. None of the note balance under this agreement has been converted into common stock as of September 30, 2003. The debt and convertibility featured expired without repayment or conversion.

4. NOTES PAYABLE continued:

In June 2003, the Company issued an 8% Unsecured Convertible Debenture for $40,000. The debenture, which matures in six months, contains a beneficial conversion feature at a conversion price of $0.40. The debenture contains detachable warrants to acquire 33,000 shares of common stock at an exercise price of $0.25 per share expiring in five years. In accordance with EITF 00-27, the Company first determined the value of the notes and the fair value of the detachable warrants issued in connection with this convertible debenture. The estimated value of the 33,000 warrants of $5,631 was determined using the Black-Scholes pricing model with the following assumptions: (i) no expected dividends; (ii) a risk-free interest rate of 4.04%; (iii) expected volatility of 83%; and (iv) an expected life of two years. The proceeds were proportionately allocated to the note payable and the warrants in the amount of $35,064 and $4,936, respectively. The amount allocated to the warrants of $4,936 was recorded as a discount on the note payable. Due to the market price being less than the conversion price no preferential conversion exists. The discount is being accreted into notes payable as additional interest expense over the remaining life of the note. Of the $4,936 discount, as of September 30, 2003 $2,879 has been amortized to expense. None of the note balance under this agreement has been converted into common stock as of September 30, 2003.

From July 2003 to September 2003 the Company issued an 8% Unsecured Convertible Debenture for $73,000. The debenture, which matures in six months, contains a beneficial conversion feature at a conversion price of $0.40. The debenture contains detachable warrants to acquire 83,428 shares of common stock at an exercise price of $1.25 per share expiring in five years. In accordance with EITF 00-27, the Company first determined the value of the notes and the fair value of the detachable warrants issued in connection with this convertible debenture. The estimated value of the 83,428 warrants of $1,768 was determined using the Black-Scholes pricing model with the following assumptions: (i) no expected dividends; (ii) a risk-free interest rate of 4.04%; (iii) expected volatility of 83%; and (iv) an expected life of five years. The face amount of the notes payable of $73,000, which has a conversion feature of six months, was proportionately allocated to the note payable and the warrants in the amount of $71,274 and $1,726, respectively. The amount allocated to the warrants of $1,726 was recorded as a discount on the note payable. Due to the market price being less than the conversion price no preferential conversion exits. The discount is being accreted into notes payable as additional interest expense over the remaining life of the note. Of the $1,726 discount, as of September 30, 2003, $592 has been amortized to expense. None of the note balance under this agreement has been converted into common stock as of September 30, 2003.


5, EQUITY

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

As of September 30, 2003, 287,334 options were cancelled because of the termination of certain employees.

A schedule of activity with respect to the Company's stock option plans is as follows:

                                                        Weighed
                                            Number      Average of
                                            of Shares   Exercise Price
                                            ---------   --------------
Outstanding at December 31, 2002            1,357,000     $      1.08
Granted Directors and Employees                50,000             .35
Granted Advisors and Consultants                   --              --
Exercised                                          --              --
Cancelled                                     287,334             .67
                                            ---------   --------------
Outstanding a September 30, 2003            1,119,666     $      1.22
                                            =========   ==============
Options exercisable at September 30, 2003     559,900     $      1.22
                                            =========   ==============

The following tables summarize information about stock options outstanding and exercisable at September 30, 2003:

                                    Weighted              Outstanding
                                    Average               Options            Options           Exercisable
Range of          Number of         Remaining in          Weighted           Number            of Weighted
Exercise          Outstanding       Contractual Life      Average            Shares            Average
Prices            Options           in Year Exercise      Price              Exercisable       Exercise Price
------            -----------       ----------------      -----------        -----------       --------------
$.65 to $1.00        921,266                 8.75         $      .71              421,949          $ .71
1.01 to $4.00        198,400                 8.75               2.85              137,951           2.85
                   ---------                 ----          ---------              -------          -----
                   1,119,666                 8.75          $    1.22              559,900          $1.22
                   =========                 ====          =========              =======          =====

7. WARRANTS:

A schedule of warrant activity as September 30, 2003 is as follows:

                                                        Weighed
                                            Number      Average
                                            of Shares   Exercise Price
                                            ---------   --------------
Outstanding at December 31, 2002            1,286,211   $   1.68
Granted                                     1,569,116       1.68
Exercised                                          --         --
Cancelled                                          --         --
                                            ---------   --------------
Outstanding and exercisable at
           September 30, 2003               2,855,327   $   1.68
                                            =========   ==============

All of the warrants granted were granted in conjunction with secured convertible debentures and notes payable. See Notes 3 and 4.

In connection with the termination of the CEO in February 2003, the Company issued five year warrants to purchase 250,000 shares of common stock. The fair value of the warrants of $177,409 was determined using the Black-Scholes pricing model with the following assumptions: (i) no expected dividends; (ii) a risk free interest rate of 4%; (iii) expected volatility of 80%; and (iv) expected life of five years.

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


8. RELATED PARTY TRANSACTIONS

The Company had the following related party transactions for the nine months ended September 30, 2003 as follows:

The Company received advances from affiliated companies, which are entities that are affiliated with certain shareholders of the Company and totaled $1,712 at September 30, 2003 and are included in due to related party.

Non-interest bearing advances from an affiliate of certain shareholders, LCG Capital Group, LLC, totaling $70,912 are outstanding at September 30, 2003 and are included in due to related party.

Included in product and development expense is $25,000 and $26,700 for the nine months ended September 30, 2003 and 2002, respectively, to a company owned by certain shareholders of the Company that have consulted with the Company in the areas of product strategy, design, and development. The outstanding balance at September 30, 2003 totaled $19,030 and is included in due to related party.

Included in general and administrative expenses are costs incurred of $1,323 and $57,672 for the nine months ended September 30, 2003 and 2002, respectively, by two entities that are related to certain members of LCG Capital Group. Such costs were determined to be allocable costs to the Company and include consulting fees related to business development, employee salaries, occupancy, telephone, and computer leases. In the case of employee salaries, costs are allocated to the Company based on the time each employee conducts business specific to the Company. In the case of the other expenses, costs are allocated based on a percentage of resources used by the Company. Included in due to related parties is $4,039 at September 30, 2003.

Included in general and administrative expenses is $48,116, and $72,000 for the nine months ended September 30, 2003 and 2002, respectively of marketing expense payable to a company owned by a person related to certain members of the Company who assisted in establishing and executing its marketing programs. Included in due to related parties is $100,662 at September 30, 2003.

Included in general and administrative expenses is $37,500 and $7,500 for the nine months ended September 30, 2003 and 2002, respectively for directors' fees. Included in due to related party is $45,000 at September 30, 2003.

9. CONTRACTUAL OBLIGATIONS/GAME PUBLISHERS-LICENSING AGREEMENTS:

The Company has obligations under contracts entered into prior to December 31, 2002 for consulting, product development and royalties. At September 30, 2003 included in accounts payable and accrued expenses is $360,485 related to these contracts.

10. COMMITMENTS

Consulting Agreement

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

As compensation, the Company will issue a five-year warrant to purchase up to 250,000 shares of the Company's common stock at a strike price of $1.00 per share. Expense of $117,409 has been recorded as it relates to the fair market value of the warrants. The fair market value was determined using the Black Scholes pricing model with the following assumptions: (i) no expected dividends;
(ii) risk-free  interest rate of 4.04%;  (iii)  expected  volatility of 83%; and
(iv) expected life of five years.

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

The Company will also reimburse the consultant for reasonable out-of pocket expenses. The out-of pocket expenses will not exceed $250 with the consent of the Company. The Company will prepay $5,000 and will replenish this account monthly to maintain the $5,000 level. No payments have been made to date. The balance owed is included in account payable as of September 30, 2003.

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

Subsequent to September 30, 2003, pursuant to the Subscription Agreement to raise $250,000 of 8% Unsecured Convertible Debenture (the "Debenture"), the Company received an additional $33,000. The debenture contains a conversion feature for six months at a conversion price of $0.40. The debenture also contains detachable warrants to acquire 52,800 shares of common stock at an exercise price of $1.25 per share expiring in five years.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS of FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The following discussion and analysis should be read in conjunction with the unaudited condensed financial statements and related notes and other financial information included in this Quarterly Report on Form 10-QSB. It is intended to assist the reader in understanding and evaluating the financial position of the Company. This report contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Words such as "may", "will"," should", "could", "expects", "plans", "intends", "anticipates", "believes", "estimates", "potential", or "continue" or the negative of such terms and other comparable terminology are intended to identify forward-looking statements. The Company's actual results could differ materially from the results discussed in the forward-looking statements. Risk factors that could cause or contribute to such differences include those discussed in Essential Reality, Inc.'s annual report on Form 10KSB for the year ended December 31, 2002, filed with the Securities and Exchange Commission.

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

Revenue. For the three and nine months ended September 2003, the Company recognized product-related revenues in the amount of $57,143 and $157,301 respectively as compared to no revenues for the three and nine months ended September 30, 2002. The increase in our revenue resulted from the launch of our first product, the P5(TM) in November 2002.

Cost of Revenue. For the three and nine months ended September 30, 2003, cost of revenue totaled $32,962 and $156,702 compared to no cost of revenue for the three and nine months ended September 30, 2002. The Company was a development stage company through September 30, 2002. The increase in cost of revenue resulted from the Company transitioning from a development stage company to an operating company effective October 1, 2002.

Product development expense. For the three and nine months ended September 30, 2003 product development expense totaled $18,358 and $477,014, respectively, compared to $676,748 and $1,557,858 for the three and nine months ended September 30, 2002, respectively. The decrease of $658,390 and $1,080,844, respectively, compared to the three and nine months ended September 30, 2002 was primarily due to the completion of the manufacturing of the P5TM product during 2002.

Sales and marketing expense. For the three and nine months end September 30, 2003 sales and marketing expense totaled $146,046 and $501,173, respectively, compared to $411,802 and $1,028,325 for the three and nine months ended
September 30, 2002, respectively. The decrease of $265,756 and $527,152 respectively, compared to the three and nine months ended September 30, 2002 was primarily due to an increase of $24,864 in advertising, decrease of $190,996 in marketing consultants, decrease of $182,344 in travel and entertainment and a decrease on $81,480 in trade shows.

General and administrative expenses. For the three and nine months ended September 30, 2003 general and administrative expenses totaled $191,918 and $774,405, respectively, compared to $681,756 and $1,585,146 for the three and nine months September 30, 2002, respectively. The decrease of $489,838 and $810,741, respectively, compared to the three and nine months ended September 30, 2002 was primarily due to a decrease of $754,538 in salaries and benefits, decrease in moving expenses of $10,178, decrease in computer leases of $16,991, decrease in consultants of $26,471, which was offset by increases in professional fee of $92,913 and increase in insurance of $45,278. Included in general and administrative expenses are costs incurred of approximately $271 and $48,116 for the three and nine months ended September 30, 2003 respectively, compared to $49,800 and $128,100 for the three and six months ended September

30, 2002, respectively by Business Development.com and Hymax Group, LLC. These companies are related to certain members of LCG Capital Group. Such costs include consulting fees, employee salaries, occupancy, telephone and computer leases. In the case of employee salaries, costs are allocated to us based on the time each employee conducts business specific to us. In the case of the other expenses, costs are allocated based on a percentage of resources used by us. In our opinion, allocated expenses incurred from related parties approximate fair market value.

Severance compensation for the three months and nine months ended September 30, 2003 was $(90,000) and $204,511 as compared to no severance expense for the three and nine months ended September 30, 2002. The severance is due to six former employees. No payments have been made to date. The negative amount for the current quarter represents the reversal of severance accrued to one of the individuals due to forfeiture of benefits.

Stock based compensation for the three months and nine months ended September 30, 2003 totaled $196,389 and $1,361,937 respectively compared to $442,657 and $561,156 for the three and nine months ended September 30, 2002, respectively. The non-cash charge was related primarily to amortization of deferred compensation for stock options and warrants issued to employees, directors, advisors and consultants and stock and warrants issued to consultants for services rendered.

OTHER INCOME (EXPENSE) Interest income for the three and nine months ended September 30, 2003 totaled $0 and $1,213 respectively, compared to $9,002 and $11,853 for the three and nine months ended September 30, 2002, respectively. The decrease from $11,853 to $1,213 was due to a decrease of available cash balances.

Interest expense for the three and nine months ended September 30, 2003 totaled $229,684 and $1,248,043 respectively, compared to $677,504 and $816,390 for the three and nine months ended September 30, 2002, respectively. The (decrease) increase of ($447,820) and $431,653 compared to the three and nine months ended September 30, 2002, related primarily to Notes Payable of $,167,773, and $1,074,223, accreted interest on warrants and the convertible notes issued at the time of the merger and subsequent financing during the three months and nine months ended September 30, 2003 and 2002, described in "Liquidity and Capital Resources" below.

Liquidity and Capital Resources

Since its inception through September 30, 2003 we had accumulated deficit of $18,379,201 and expect to continue to incur losses for the foreseeable future. We have financed our operations primarily through bridge loans and private placements described in the overview.

For the nine months ended September 30, 2003 net cash used in operating activities decreased from $6,155,528 to $993,243 a net decrease of $5,162,285 as compared to the nine months ended September 30, 2002. Net cash and cash equivalents used in operations for the year nine months ended September 30, 2003 consisted of net loss from continuing operations of $4,753,479 less non cash items consisting of non-cash compensation of $1,380,875, amortization of deferred interest of $189,269, imputed interest on conversion of debt instrument $884,954 and increase in accounts payable of $877,091

Net cash used in investing activities for the nine months ended September 30, 2003 decreased from $73,490 to $13,642 a net decrease of $59,848 as compared to the nine months ended September 30, 2003. The decrease primarily the result of the production equipment purchased in 2002 when manufacturing started.

Net cash provided by financing activities for the nine months ended September 30, 2003 decreased from $6,887,147 to $818,027 a net decrease of $6,069,120 as compared to the nine months ended September 30, 2002. The change was due to the Company completing private placements, which generated cash proceeds of $705,500 and a sale of 100,000 shares of restricted securities at $1.00 per share. Repayments of $81,477 of notes payable and book overdraft of $54,111 contributed to the change in financing activities.

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

Considerations and Risks Relating to Our Business and the Company

We have a limited operating history.

We were incorporated in 1999 and had no material operations between 1999 through the third quarter 2003. We were in development stage from 1999 to September 30, 2002 and had no material operations until such time. Essential Reality, Inc., commenced its operations in October 1, 2002. Accordingly, we have a limited operating history. Investors must consider the risks and difficulties frequently encountered by early stage companies, particularly in rapidly evolving markets such as the virtual reality. Such risks include the following:

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

Section 15(g) of the Exchange Act and Rule 15g-2 promulgated thereunder require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a "penny stock" for the investor's account. We urge potential investors to obtain and read this disclosure carefully before purchasing any shares that are deemed to be "penny stock."

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

On February 28, 2003, a complaint was filed by Aaron Gavios, a former employee of ours, in The United States District Court for the Southern District of New York against us, Humbert Powell, Chairman of our Board of Directors and Brian Jedwab, a member of our Board of Directors, alleging breach of a contract. Specifically, the complaint alleges failure to provide for severance pay, failure to provide stock options and failure to reimburse for automobile lease totaling $120,000, plus interest and legal fees. The Company has accrued $50,000 as of September 30, 2003 for severance to this former employee.

On April 16, 2003, a complaint was filed by Ziff Davis Media, Inc. in the Supreme Court of the State of New York against the Company (originally, ER, LLC) seeking payment of $27,443 for print advertising for the P5(TM). On July 3, 2003 the case was settled for $10,000 payable in 4 installments as follows: $4,000 due July 10, 2003, and the balance of $6,000 in 3 equal installments of $2,000 each payable August 10, September 10, and October 10, 2003. The full amount is included in accounts payable and accrued expenses at September 30, 2003 as no payments have been made.

On October 10, 2003 a complaint was filed by the Future Network USA f/k/a/ Imagine Media Inc in the Supreme Court of the State of New York, County of New York against Essential Reality, LLC seeking payment of $33,405 plus interest and legal fees for advertising in one of their magazines. The full amount is included in accounts payable and accrued expenses at September 30, 2003 as no payments have been made.

On December 4, 2003 a complaint was filed by the CIT Communications Finance Corporation d/b/a/ Avaya Financial Services in the Supreme Court of the State of New York, County of New York against Essential Reality, Inc seeking payment of $38,084 plus interest and legal fees for default in paying the Phone Equipment Lease Agreement dated January 7, 2002.

On January 26, 2004 a compliant was filed by Empire Inter - Freight Corp. in the Civil Court of the City of New York, County of New York against Essential Reality, Inc. seeking payment of $12,419 plus interest and legal fees for default in paying for freight services in December 19, 2002. The full amount is included in accounts payable and accrued expenses at September 30, 2003 as no payments have been made.

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


Item 4. Submission of Matters to Vote of Security Holders.

Not applicable.

Item 5. Other Information.

On January 9, 2003, Stanley Friedman, Vice president of Manufacturing was terminated. The Company will pay severance to Mr. Friedman in the amount of $37,500. The payment is contingent upon the Company obtaining one million in financing excluding bridge loans by June 30, 2003. The Company executed a confession of judgment to be filed if the severance payment is not made by June 30, 2003. No payment has been made to date. In addition, Mr. Friedman has until January 9, 2004 to exercise stock options with an exercise price of $.75 per share for 85,666 shares of the Company's common stock, which have already vested. If he fails to exercise, the options will be forfeited. The Company paid the first months Cobra for January 2003.

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

On February 6, 2003 Steven T. Francesco chief executive officer, was terminated. The Company will pay severance to Mr. Francesco in the amount of $41,010. The payment is contingent upon the Company obtaining financing in the amount of two million dollars excluding bridge loans. The Company paid for the insurance coverage for two months and issued a five-year warrant to purchase 250,000 shares of the Company's common stock at an exercise price of $.75 with Mr. Francesco. It is the intent of the Company to enter into a written agreement with Mr. Francesco in the near future.

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

February 6, 2004 - The Company announced that it has executed a binding term sheet, which sets forth the preliminary terms and conditions of a proposed merger transaction between Essential and AllianceCorner Distributors Inc. ("Alliance"). This Term Sheet supersedes and replaces the Letter of Intent dated November 6, 2003. As proposed, the shareholders of Alliance would exchange their shares of capital stock in Alliance for shares of common stock of Essential.

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

If any party for any reason terminates the transaction, Alliance shall direct the escrow agent to release to Essential Reality any remaining balance.

Alliance shall refund to Essential Reality any portion of the escrow released from escrow to pay expenses if before December 31, 2003 Alliance withdraws form the transaction due to any non-material adverse changes.

Alliance shall also refund to Essential Reality any portion of the $225,000 that was released form escrow if both the following conditions have occurred:

         After December 31, 2003 Alliance has withdrawn from the transaction due to any non-material adverse changes, and

         Essential reality has made securely funded arrangements to fund Expenses that exceed the $225,000 deposited in escrow.

Pursuant to the Binding Term Sheet the Company signed an Investment Banking Agreement with Sunrise Securities Corp. a registered broker/dealer with National Association of Securities Dealers. Sunrise will use its "best effort" to raise the money provided for in the PPO a minimum of $2,500,000 million under the terms and conditions of the PPO. We will pay the Investment Banker $25,000 nonrefundable retainer fee and financing fees equal to 10% of the gross proceeds of such financing payable to Sunrise in cash and warrants issued to Sunrise to purchase on the same terms 10% of the securities in such financing. Upon closing the of each Financing, the company shall pay Sunrise a financing fee payable in a form at the sole election of Sunrise of either (i) cash fee equal to 10% of the gross proceeds or (ii) the Company shall issue the number of shares of Common Stock equal to 11% of the aggregate number of fully diluted and/or converted shares of Common Stock and/or Common Stock equivalents (including but not limited to Units) purchased by Investors. In addition, the Company shall issue warrants to purchase Common Stock equal to 10% of the aggregate number of the fully diluted and or converted shares of Common Stock equivalents. The warrants shall be purchased for a nominal sum and shall be exercisable for a period five years from the date of closing with an exercise price per share equal to the effective per share price paid by the Investors for the Securities. In the event the agreement is not renewed or terminated, Sunrise will be entitled to a full fee for which discussions were conducted during the term of the agreement by the Company or by Sunrise within twelve months. In addition to the fees, Sunrise will be reimbursed for all reasonable fees and disbursements of Sunrise outside counsel and Sunrise travel and out of pocket expenses associated with the financing up to $25,000 without Company approval. The Company shall also reimburse the reasonable fees and disbursements of small business investment counsel, if any, incurred in connection with Financing not to exceed 1% of the SBIC's allocation in such financing.

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

Item 6. Exhibits and Reports on Form 10-QSB.

(a) Exhibits.

      99.1 CEO and Acting CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
            .
(b) Reports on Form 10-QSB.

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

                                  Essential Reality, Inc., a Nevada corporation
                                     (Registrant)

Date: April 21, 2004

                                   By:  /s/ John Gentile,
                                   ----------------------------------
                                   Its: Interim Officer
                                        Chief Operating officer and Director
                                        (Principal Executive Officer)


CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Essential Reality, Inc. (the "Company") on Form 10-Q for the period ended September, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the date indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge: 1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and 2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Dated:  April 21, 2004          By: /s/ John Gentile
                                  ---------------------------------------------
                                  John Gentile, Interim President,
                                  Chief Operating Officer and Director