Form 10KSB
period 2003-12-31
ESSENTIAL REALITY INC
filed 2004-06-29
CIK 1115463

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the fiscal year ended December 31, 2003

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


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


                                Change of Address
                   263 Horton Highway, Mineola, New York 11501
           -----------------------------------------------------------
          (Address of principal executive offices, including zip code)
                                  Change of Phone Number


                                 (516) 742-3100
                                 --------------
                (Issuer's telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:  NONE

Securities registered under Section 12(g) of the Exchange Act:


                     COMMON STOCK, PAR VALUE $.001 PER SHARE
                     ---------------------------------------
                                (Title of Class)

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X ]

      Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [X]

      State issuer's revenues for its most recent fiscal year: $234,600

      Based upon the closing price of the issuer's Common Stock on March 31, 2004, the aggregate market value of the shares of Common Stock held by non-affiliates of the issuer was $896,008. Solely for the purposes of this calculation, shares held by directors and officers of the issuer have been excluded. Such exclusion should not be deemed a determination or an admission by the issuer that such individuals are, in fact, affiliates of the issuer.

      As of May 31, 2004, there were 18,588,110 shares of the issuer's Common Stock issued and outstanding.


                    DOCUMENTS INCORPORATED BY REFERENCE: None

                                TABLE OF CONTENTS


                                                                                    PAGE NO.
                                                                                    --------
                                     PART I
Item 1.           Description of Business                                               3

Item 2.           Description of Property                                               7

Item 3.           Legal Proceedings                                                     7

Item 4.           Submission of Matters to a Vote of Security Holders                   8

                                     PART II

Item 5.           Market for Common Equity and Related Stockholder Matters               9

Item 6.           Management's Discussion and Analysis or Plan of Operation             10

Item 7.           Financial Statements                                                  17

Item 8.           Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure                                   18

                                    PART III

Item 9.           Directors and Executive Officers of the Registrant                    18

Item 10.          Executive Compensation                                                22

Item 11.          Security Ownership of Certain Beneficial Owners and
                  Management and Related Stockholder Matters...                         23

Item 12.          Certain Relationships and Related Transactions                        25

Item 13.          Exhibits, List and Reports on Form 8-K                                26

Item 14.          Controls and Procedures                                               26

Signatures                                                                              27

Section 302 Certifications                                                              28

THE DISCLOSURE CONTAINED IN THIS ANNUAL REPORT ON FORM 10-KSB IS HISTORICAL IN NATURE AND DOES NOT REFLECT THE CURRENT STATE OF OUR BUSINESS. FOR AN UPDATE AS TO THE MOST RECENT DEVELOPMENTS RELATING TO ESSENTIAL REALITY, INC., SEE THE SECTION ENTITLED "SUBSEQUENT EVENTS" ON PAGE 8 OF THIS REPORT.

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

         We have focused on combining our patented and patent pending technologies into products that enhance the interaction between human beings and personal computers, game consoles, computer tablets and other related devices, collectively known as computer platforms. The P5(TM) was the only product sold to retailers and offered to consumers.

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

          Due to less than expected sales of the P5(TM), we changed our focus and on November 6, 2003, the Board of Directors passed a unanimous resolution to discontinue the operations of the P5(TM) Unit because of the lack of capital and the inability to obtain additional financing. We have since focused on finding alternative sources of revenue.


BUSINESS STRATEGY

         Through November 6, 2003 our strategy had been to establish ourselves as a leading developer of real-time tracking and sensory technologies by establishing and fostering demand for our initial product, the P5(TM), in three distinct markets - electronic gaming, commercial markets and personal applications both domestically and internationally. As of November, 2003, the Company only sold products in the electronic gaming markets. We attempted to promote content integration and development across numerous markets through various incentives such as providing free software development kits (SDKs), allocating resources for content integration initiatives, and bundling product with new content that is P5(TM)-enabled. By leveraging the unique functionality of the P5(TM) at a mass market price point, we attempted to differentiate ourselves from our competitors. Unfortunately, market acceptance of the P5(TM) was less than we had projected.


INDUSTRY OVERVIEW

MARKET SIZING AND KEY DRIVERS

         Electronic Gaming. We have operated as part of the global video game console, peripheral, and software industry, which is currently estimated at over $28 billion worldwide and over $9.4 billion in the U.S., based on estimates from Global Information Inc. The global electronic gaming peripheral segment alone generated approximately $4.2 billion in sales in 2001 and is expected to reach $5.8 billion in 2003. Gaming software sales in the U.S., which are expected to drive demand for gaming-related peripherals, grew to $1.42 billion in 2002 from $1.36 billion in 2000, despite the overall decline in a variety of technology segments. Key drivers affecting the growth of this industry have been the broad acceptance of next generation game platforms with faster processing power, advances in technology that make games more realistic and interactive, greater memory, online capabilities and DVD media formats - all of which offer new opportunities to electronic entertainment software companies and peripherals manufacturers.


SALES & MARKETING

We have utilized numerous sales and marketing channels in an attempt to build a brand and capture a mass market for the P5(TM), as well as our other planned products. We have sold the P5(TM) into multiple channels, including but not limited to domestic and international retailers, e-commerce outlets, and direct marketing partnerships. In addition to those units which were shipped to retailers or sold directly to end users, we expected to receive additional orders for the P5(TM), based on positive media reviews, strong word of mouth, games being designed to be compatible with the P5(TM) and discussions with multiple software developers who had indicated an interest in making future software offerings compatible with the P5(TM). We offered consumers a $40 "sell-through" rebate (deducted immediately at point of sale) in an effort to improve slower than expected sell-through from retailers to end users. Other adjustments to our business model included a restructured manufacturing schedule, deferral of marketing programs, licensing contracts and product development expenditures. Additionally, due to lower than expected sales we reserved the inventory to the lower of cost or market at a per unit price of $10 for the year ended December 31, 2002. Included in the statement of operations in 2002 is a $1,883,207 impairment of net realizable value related to this inventory. For the year ended December 31, 2003, we valued the inventory at market, at a per unit price of, $6.00 which was the selling price of the remaining inventory sold in January 2004.

BUSINESS DEVELOPMENT

         We worked to execute a comprehensive business development plan designed to stimulate demand for our P5(TM) product in electronic gaming, commercial markets and other applications. In addition to those games which are already P5(TM) enabled, we signed letters of intent with various software development firms to incorporate the P5(TM) into applications including electronic gaming and commercial markets. These letters of intent, however, only represented expressions of interest and were not binding commitments. Definitive agreements with such developers have been finalized and we don't expect to realize any revenues from such relationships.


         We entered into agreements with Eidos, Infogames, Lionhead Studios, Croteam, Ubisoft and others to gain access to underlying source code to enhance games for P5(TM) functionality. Two popular game patches, which enabled games for use with the P5(TM), were launched in December 2002 and March 2003, for Serious Sam (published by Take 2 Interactive) and Black and White (published by Lion Head Studios), respectively.

         In December 2000, Essential Reality, LLC entered into a consulting agreement with BusinessDevelopment.com, LLC (BDC) pursuant to which BDC provided general consulting and business development services to Essential Reality LLC, and then to us, in return for a monthly cash retainer. See Item 12 "Certain Relationships and Related Transactions" below. Such services consisted of forming revenue-generating opportunities, including without limitation distribution agreements, licensing agreements, joint ventures, strategic alliances and partnerships. The amount of the retainer originally was $6,000 per month, increased to as much as $15,000 per month from July 2002 to September 2002 and $7,500 per month from October 2002 to June 2003. The consulting expense for the years ended December 31, 2003 and 2002 were $45,000 and $203,479 respectively.

         In addition to the monthly retainer, we also are obligated to pay to BDC a potential revenue share of up to four percent (4.0%) on transactions facilitated by BDC. Either BDC or we were able to cancel this agreement with thirty (30) days prior notice. After June 2003, BDC ceased to provide services to us.

         In March 2000, Essential Reality, LLC entered into a Settlement and Release Agreement with Rose Ganguzza, a consultant to Essential Reality, LLC, on behalf of herself and Hollywood Productions, Ltd., which requires Essential Reality, LLC to pay to Rose Ganguzza, a royalty of $0.25 for each of the first 150,000 units of the P5TM sold. As partial consideration for entering into such agreement, the other parties released Essential Reality, LLC from any and all claims they may have against Essential Reality, LLC relating to the Power Glove, a predecessor product developed by a third party pursuant to the patent we now own. The royalty expense for the year ended December 31, 2003 and 2002 was $2,035 and $153 respectively.

MANUFACTURING

         We utilized V-Tech Communications Ltd. as our manufacturing partner for the P5(TM). V-Tech is one of Southeast Asia's leading manufacturers of consumer electronics, toys and other mass market devices under its own name and on a private label basis for some of the world's foremost electronics, telecommunications and retail concerns. V-Tech worked with us under a "work-for-hire" agreement on, amongst other things, establishing manufacturing schemes, developing quality control procedures, arranging (and in some cases executing) vendor agreements with our preferred vendors, identifying cost-reduction opportunities, and preparing for the integration of our machine tooling for production. The initial unit cost for the P5(TM) was approximately $45. Implementation of two ASIC designs could potentially yield further cost reductions. Regardless, we do not intend on producing additional P5(TM)'s until we sell our existing inventory and we anticipate using smaller independent manufacturing facilities for any additional products we develop.

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

PRODUCT DEVELOPERS AND SUPPLIERS

         As of July 1, 2001, Essential Reality, LLC entered into an agreement with VR Yad Development Group, Ltd.,("VR Yad") a third-party developer with expertise in virtual reality systems, for the creation and design of all of our products and software. Through this arrangement, VR Yad worked exclusively for Essential Reality, LLC (and following the business combination, for us) and was reimbursed for their services at cost. This agreement remained in force until terminated by either party, upon not less than thirty days' notice. We had previously reimbursed them approximately up to $40,000 per month for salaries and benefits, plus expenses. To date, the only product that VR Yad has developed for us is the P5(TM). VR Yad is entitled to a royalty of 1.0% of net sales, and an additional 0.5% royalty because it timely completed all portions of its development work. These royalties are not payable until we actually collect the associated revenue, but are payable indefinitely. The royalty expense for the year ended December 31, 2003 and 2002 was $3,538 and $917 respectively. During the period of engagement by us, and for two years after termination of the relationship, VR Yad is prohibited from developing, manufacturing, marketing or selling any product similar to the products it developed for us.

         As of July 1, 2001, Essential Reality, LLC entered into a loan agreement with VR Yad pursuant to which Essential Reality, LLC agreed to loan VR Yad up to $2,000,000 modified June 10, 2002 to $2,700,000. The loan was non-interest bearing, was payable two years after the date of the loan and was collateralized by all personal property of VR Yad.

          On September 16, 2003 the Company terminated the agreement and executed a Settlement and Mutual Release Agreement where the parties agreed to waive all rights and claims against each other for its past due and present services under the agreement including severance obligations assumed by the developer and the Company applied against the outstanding Tax Credit Receivable equal amount owed to the developer.

        As of September 16, 2003, the loan balance had been reduced by $1,960,012 of qualified development expenses and $418,773 of research and development credits from the Canadian Government. The remaining loan receivable of $477,311 was applied against the outstanding trade payable balance of $366,642 owed at September 16, 2003. The Company has recorded a contract termination expense of $110,669 at December 31, 2003 which is included as part of the discontinued operations.

         In January 2001, Essential Reality, LLC entered into a memorandum of understanding with Apjay Technologies for the development of certain components of the P5(TM). Pursuant to the memorandum of understanding, we were required to pay royalties of 1% of P5(TM)'s net sales to Apjay Technologies indefinitely. The Company was required to pay a royalty advance of $50,000, of which $15,000 has previously been paid and $35,000 of which is now due because we have incorporated the component developed pursuant to the memorandum of understanding into the P5(TM). Included in the settlement with VR Yad was the assumption by the developer of the outstanding amount owed by the Company to Apjay.

         In July 2000, Essential Reality, LLC entered into a consulting agreement with MC Squared Incorporated to help manage the relationship with product developers. This consulting agreement replaced a previous Development Agreement executed between Essential Reality, LLC and MC Squared in November 1999. In connection with these agreements we paid MC Squared $250,000. We are no longer making payments to MC Squared. In September 2000 the consulting agreement terminated and the development process was managed by us internally. MC Squared is a company owned by a person related to certain members of our Board of Directors. Pursuant to such agreement, we are required to pay royalties of 1.8% on net sales of the P5(TM) and 9% of the license fee collected by us with respect to P5(TM), indefinitely. MC Squared has sued us in connection with these agreements. On October 15, 2003 the case was settled for $53,643 payable as follows: $3,643 in full for royalties due as of July 30, 2003 and $ 50,000 for "Non-Royalty Settlement" payable in consecutively monthly installments of $2,000 commencing November 15, 2003. The Company may prepay the outstanding balance within 4 months and deduct 25% or within 8 months and deduct 20%. The outstanding balance due MC Square as of December 31, 2003 is $46,643. The amount owed for royalties was reduced from 1.8% to 1% for the first $2,500,000 in sales and 5% license revenues. After the first $2,500,000 of such sales and licenses Revenues, the royalties shall revert to 1% and 9% respectively. The royalty owed as of December 31, 2003 amounted to $1,047.

EMPLOYEES

         As of December 31, 2003 we had 1 full-time salaried employee and no part-time employees and one financial consultant.

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


ITEM 2.  DESCRIPTION OF PROPERTY.

         As of December 31, 2003, we leased from a third-party landlord on a month to month basis, approximately 4,500 square feet of office space at 263 Horton Highway, Mineola, New York 11501, at a price of $4,500 per month. The lease provides for annual increases in the monthly rent to a maximum monthly rental price of $5,300 and terminates on February 29, 2008.


ITEM 3.  LEGAL PROCEEDINGS.

         On November 21, 2002, a complaint was filed by MC Squared in United States District Court for the Southern District of New York against us, Humbert Powell, Chairman of our Board of Directors, Steven Francesco, our ex-Chief Executive Officer, David Devor, an officer and Brian Jedwab, a member of our Board of Directors, alleging breach of a development agreement between us (originally Essential Reality, LLC) and MC Squared. Specifically, the complaint alleges a failure by us to provide a design credit to MC Squared on the packaging for the P5(TM). The complaint seeks specific performance and a recall of all P5(TM) products shipped to date without the design credits on the packaging. We submitted an answer with counterclaims and made a motion to dismiss this complaint.

         On October 15, 2003 the case was settled for $53,643 payable as follows: $3,643 in full for royalties due as of July 30, 2003 and $ 50,000 for "Non-Royalty Settlement" payable in consecutively monthly installments of $2,000 commencing November 15, 2003. The Company may prepay the outstanding balance within 4 months and deduct 25% or within 8 months and deduct 20%. The outstanding balance due MC Square as of December 31, 2003 is $46,643. The amount owed for royalties was reduced from 1.8% to 1% for the first $2,500,000 in sales and 5% license revenues. After the first $ 2,500,000 of such sales and licenses Revenues, the royalties shall revert to 1% and 9% respectively. The royalty owed as of December 31, 2003 amounted to $1,047.

         On January 21, 2003 a complaint was filed by RDA International, Inc. in the Supreme Court of the State of New York against us seeking payment of $203,264 or work, labor and services performed in connection with advertising, marketing and multimedia programs for the P5(TM).subsequently on December 3rd 2003 a judgment was filed for $220,105 which includes interest. This amount has been accrued at December 31, 2003.

         On February 28, 2003, a complaint was filed by Aaron Gavios, a former employee of ours, in The United States District Court for the Southern District of New York against us, Humbert Powell, Chairman of our Board of Directors and Brian Jedwab, a member of our Board of Directors, alleging breach of a contract. Specifically, the complaint alleges failure to provide for severance pay, failure to provide stock options and failure to reimburse for automobile lease totaling $120,000, plus interest and legal fees. $50,000 has been accrued as of December 31, 2003 as this is the amount the Company believes is actually owed.

      On April 16, 2003, a complaint was filed by Ziff Davis Media, Inc. in the Supreme Court of the State of New York against the Company (originally, ER LLC) seeking payment of $27,443 for print advertising for the P5(TM). On July 3, 2003 the case was settled for $10,000 payable in 4 installments as follows: $4,000 due July 10, 2003, and the balance of $6,000 in 3 equal installments of $2,000 each payable August 10, September 10 and October 10, 2003. The amount has been paid in full at December 31, 2003.

         On December 4, 2003 a complaint was filed by the CIT Communications Finance Corporation d/b/a/ Avaya Financial Services in the Supreme Court of the State of New York, County of New York against Essential Reality, Inc seeking payment of $38,084 plus interest and legal fees for default in paying the Phone Equipment Lease Agreement Dated January 7, 2002. On April 29, 2004 CIT was granted a summary judgment and the right of repossession of the telephone equipment. The Company has accrued $537 as of December 31, 2003 as this represents the total unpaid lease payments at December 31, 2003.

          On December 4, 2003 a complaint was filed by the Shapland Creative Design, Inc. in the District Court of the County of Nassau, New York, County of New York against the Company seeking payment of $6,300 plus interest and legal fees for default in paying for work labor and services for March through May 2003. This amount has been accrued as of December 31, 2003.

         On January 26, 2004 a complaint was filed by Empire Inter-Freight Corp. in the Civil Court of the City of New York, County of New York against Essential Reality Inc. seeking payment of $12,419 plus interest and legal fees for default in paying for freight services in December 19, 2002. The full amount has been accrued at December 31, 2003.

          On February 5, 2004 a complaint was filed by the UBI Soft Entertainment Seeking payment of $93,750 plus interest and legal fees for services and furnished materials provided in September 2002. This amount has been accrued as of December 31, 2003.

         On April 2, 2004 CCH Incorporated filed a Restraining Notice with the Company's bank HSBC for one year. They are seeking payment of $6,639 for services rendered in 2003 and 2002. This amount has been accrued as of December 31, 2003.

         Except for the complaint filed by Aaron Gavios, for which we believe we owe $50,000, and for the claims which have been fully adjudicated or settled, we believe we have valid defenses to these claims and intend to vigorously defend ourselves; however, there can be no assurance that we will be successful. The costs associated with these litigations, including the time required to defend ourselves, as well as the potential cost should there be an adverse judgment against us, may have a material adverse effect on our financial condition and results of operation.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None

SUBSEQUENT EVENTS

On January 29, 2004, the Company signed a letter of intent with AllianceCorner Distributors Inc. ("Alliance") relating to a proposed share exchange and related transactions between the Company and Alliance. As a result, a Share Exchange Agreement between the Company and Alliance was executed on June 17, 2004, pursuant to which Alliance will become our wholly-owned subsidiary (the "Exchange") upon the satisfaction of certain closing conditions. These conditions include the raising by the Company of approximately $2,900,000 of net proceeds through a private placement offering, the extinguishment of all outstanding debt of the Company except for $30,000 of trade payables, the execution of a voting proxy by certain investors in the Company as a result of which the current management of Alliance will obtain voting control of the Company, and the filing of all SEC reports necessary to bring the Company current in its filings. As of the date hereof, and upon the filing of this Form 10-KSB and the Company's 10-QSB, also to be filed on the date hereof, all conditions to the closing of the exchange will have been satisfied and the Exchange will be deemed to have taken place. For a more detailed description of the terms of the Exchange and the related transactions, see the Company's Current Report on Form 8-K, expected to be filed shortly after the date hereof.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

         We are currently not in compliance with Nasdaq and SEC regulations which requires the Company to file its quarterly reports on a timely basis. We have not filed as required the form 10QSB as of March 31, 2004. Our stock is currently quoted on the pink sheets.

         Our current listing status makes trading more difficult for investors, which has lead to further decline in our share price.

         Our common stock became eligible for trading on the Over-the-Counter Bulletin Board ("Bulletin Board") on April 19, 2001. Since we did not timely file our reports with the SEC our common stock became ineligible for trading on the Bulletin Board on April 19, 2001 and in July 2003 our common stock started trading on the Pink Sheets. On June 26, 2002, the ticker symbol was changed from JPAL to ESSR. The following table sets out the high and low closing bid prices of our common stock during the periods indicated as quoted on the Bulletin Board. Prices reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

                                                     HIGH                   LOW
                                                    -------               ------
                2002
                First Quarter                        $4.30                $4.05
                Second Quarter                       $4.05                $2.25
                Third Quarter                        $3.22                $1.41
                Fourth Quarter                       $1.95                $0.80

                2003
                First Quarter                        $0.65                $0.55
                Second Quarter                       $0.25                $0.25
                Third Quarter                        $0.17                $0.07
                Fourth Quarter                       $0.11                $0.11


CHANGE IN SECURITIES


         On March 10, 2003, the Company entered into an Investment Banking/Advisory Agreement with First Securities USA, Inc. through its SBI USA division engaging SBI as exclusive advisor and agreed to pay the Investment Banker a retainer of 25,000 shares of common stock of the Company. These shares have not been issued to date.

         On March 12, 2003, the Company sold 100,000 shares of Common Stock to a private investor for $1.00 per share totaling $100,000. These shares have not been issued as of December 31, 2003.

Holders

         As of May 31, 2004, we had 101 holders of record of our common stock.

DIVIDEND POLICY

         We have never declared or paid dividends on our common stock and do not anticipate declaring or paying any cash dividends on our common stock in the near future. We plan to retain any future earnings for the development of our business. The payment of future dividends will be at the discretion of our board of directors and will depend, among other things, upon our future earnings, capital requirements, financial condition and general business conditions.


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

Defaults Upon Senior Securities

The Company has defaulted in payments of the principal and accrued interest on unsecured convertible debentures totaling $1,717,070 issued as result of the Recapitalization with "JPAL" and additional unsecured convertible debentures totaling $180,500 issued during 2003. Secured convertible debentures totaling $1,000,000 issued with 8% Secured Notes are also in default.

Notes that had a convertible feature expired on the maturity date of the notes.

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

         Founded in 1999, ER LLC was a developer of real-time tracking and sensory technologies. We focused on combining these technologies into products that enhance the interaction between human beings and computer platforms, with initial emphasis on a product called the P5(TM). The P5(TM) enables three-dimensional movement of the cursor as well as pitch, yaw and roll. The user moving his hand and/or bending his fingers controls the P5(TM).

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

We have spent a significant portion of the year looking for an alternative business plan and streamlining operations.


CRITICAL ACCOUNTING POLICIES

We have identified the following as critical accounting policies:

         PRODUCT DEVELOPMENT - Product development costs include expenses incurred by the Company to research and develop the P5TM product. Product development costs are expensed until such time as it is determined that a product is technologically feasible. Product development costs are capitalized from such date until such time as product development is substantially complete. Product development costs capitalized were to be amortized on the straight-line basis over the lesser of the estimated useful life of the product or three years.

         REVENUE RECOGNITION - The Company recognizes under SAB 104 gross revenue when the earnings process is complete, as evidenced by an agreement with the customer, transfer of title and the rights and risks of ownership have passed to the customer, the product is delivered, the price is fixed and determinable, and collection of the resulting receivable is reasonably assured. Because the Company allows many of its distributors price protection and/or right of return, recognition of revenue in the accompanying financial statements has been deferred until the distributors sell the merchandise and the cash is collected by the Company. Inventory at distributors is reported as consigned in the balance sheet.

         In cases where sales are made to certain distributors and title has transferred, risks of ownership has passed and collection is assured, sales have been recorded and an account receivable has been recorded. The Company records an allowance for uncollectible accounts on a customer-by-customer basis as appropriate.

         The Company bundled product offerings from third-party vendors along with the P5(TM) product and soled the P5 independently. The software is incidental to the product as a whole and according to FASB 86, Accounting for the Costs of Computer Software To Be Sold, Leased or Marketed, all revenue will be allocated to the P5. As such, the Company recorded the gross amount of the purchase price of the P5(TM) product as revenue and reflected the royalty to be paid to the third-party vendor as a component of cost of sales.

         INVENTORY - Inventory is valued at the lower of cost or market, with cost being determined on the first in-first out basis. The inventory represents high-technology parts that maybe subject to rapid technology obsolescence and which are sold in a highly competitive industry. If the actual product demand or selling prices are less favorable than we estimate, the Company establishes an allowance account based on net realizable values. Inventory sold with the right of price protection and/or right of return is reported as inventory on consignment. There was no inventory on consignment as of December 31, 2003. During the years ended December 31, 2003 and 2002, the Company recorded inventory valuation adjustments in the amount of $78,395 and $1,883,207, respectively.

RESULTS OF OPERATIONS

THE YEAR ENDED DECEMBER 31, 2003 COMPARED TO THE YEAR ENDED DECEMBER 31, 2002

        On November 6, 2003, the Board of Directors passed a unanimous resolution to discontinue the operations of the P5(TM) Unit because of the lack of capital and the inability to obtain additional financing. The consolidated financial statements and related notes reflect the financial position, results of operations and cash flows of the Company for these discontinued operations includes allocations of certain expenses for the P5(TM) Unit. The following shows the comparison of the information that is included in the discontinued operations as if the operations were continuing.

REVENUE. For the year ended December 31, 2003, the Company recognized product-related revenues in the amount of $234,600 as compared to $112,602 for the year ended December 31, 2002. The increase in our revenue resulted from the launch of our first product, the P5(TM), in November 2002.

COST OF REVENUE. For the year ended December 31, 2003, cost of revenue totaled $230,867 compared to $304,023 for the year ended December 31, 2002. The Company was considered a development stage company through September 30, 2002. The increase in cost of revenue resulted from the Company transitioning from a development stage company to an operating company effective October 1, 2002.

OPERATING EXPENSES. For the year ended December 31, 2003, operating expenses totaled $4,387,918 compared to $7,507,066 for the year ended December 31, 2002. The decrease in operating expenses resulted from the decrease in sales and marketing, product development, general and administrative expenses, and stock based compensation.

Product Development Expense. Included in discontinued operations for the year ended December 31, 2003 product development expenses decreased from $1,037,396 for the year ended December 31, 2002 to $527,015 for 2003, a net decrease of $510,382. The decrease was primarily due to a decrease of approximately $102,887 in fees paid to third party developers, which includes materials used in the development and manufacturing of our P5(TM) product, and $296,729 in payroll costs. Included in product development costs are $25,000, and $33,700 for years ended December 31, 2003 and 2002, respectively, paid to Abrams Gentile Entertainment, Inc. an entity owned by certain shareholders of the Company.

Sales and Marketing Expense. Included in discontinued operations, for the year ended December 31, 2003 sales and marketing expense decreased from $1,711,894 for the year ended December 31, 2002 to $524,512 for 2003, a net decrease of $1,187,382. The decrease in sales and marketing expense is primarily due to $140,660 in marketing related salaries and employee benefits, $153,000 in marketing related supplies and services, $355,800 in trade shows and related travel, $211,685 in advertising and $326,237 in consulting.

General and Administrative Expenses. For the year ended December 31, 2003 general and administrative expenses decreased from $1,924,823 to $879,747, a net decrease of $1,045,076 as compared to the year ended December 31, 2002. The decrease in general and administrative expenses is primarily due to an decrease of approximately $642,827 in salaries and benefits, decrease in consulting fees of $275,193, decrease in professional fees of $76,154, and decrease in office expense of $50,901. Included in general and administrative expenses are costs incurred of approximately $50,781 and $203,479 for the years ended December 31, 2003 and 2002, respectively, by Business Development.com Inc. and Hymax Group, LLC, companies that are related to certain members of LCG Capital Group. Such costs include consulting fees, employee salaries, occupancy, telephone and computer leases. In the case of employee salaries, costs were allocated to the Company based on the time each employee conducted business specific to the Company. In the case of the other expenses, costs are allocated based on a percentage of resources used by the Company. In our opinion, allocated expenses incurred from related parties approximate fair market value.

Stock Based Compensation for the year ended December 31, 2003 was $2,407,336 as compared to $880,885 for the year ended December 31, 2002. The non-cash charge was related to amortization of deferred compensation for stock options issued to employees, directors, advisors and consultants, and deferred consulting costs incurred.

OTHER INCOME(EXPENSE) Interest income for the year ended December 31, 2003, decreased from $17,025 to $1,213, a net decrease of $15,812 as compared to the year ended December 31, 2002. Interest earned from the note receivable for Essential Reality, LLC's members' capital was $0 for the year ended December 31, 2003 compared to $2,536 for the year ended December 31, 2002. The other reason for the decrease was due to lower cash balances during 2003.

Interest expense for the year ended December 31, 2003 increased from $1,173,944 to $1,491,671, a net increase of $317,727 as compared to the year ended December 31, 2002. In 2003, interest expense related primarily to bridge loans (unsecured convertible debentures) of $59,385, a non cash charge of $269,238, resulting from the beneficial conversion feature on July 17, 2002 primarily due to the warrants and the convertible notes issued at the time of the merger and subsequent financing during 2003, described in "Liquidity and Capital Resources" below.

Net loss for the years ended December 31, 2003 and 2002 were $6,739,390 and $8,853,480, respectively.


LIQUIDITY AND CAPITAL RESOURCES

           Since its inception through December 31, 2003 we had accumulated deficit of $20,365,112 and expect to continue to incur losses for the foreseeable future. We have financed our operations primarily through bridge loans and private placements described in the overview.

           For the year ended December 31, 2003 net cash used in operating activities decreased from $6,598,959 to $1,617,746 a net decrease of $4,981,213 as compared to the year ended December 31, 2002. Net cash and cash equivalents used in operations for the year ended December 31, 2003 consisted of net loss of $6,739,390 less non cash items consisting primarily, impairment of fixed assets and intangible assets of $419,235, non-cash compensation of $2,407,336,imputed interest on conversion of debt instrument $1,058,908 amortization of deferred interest of $195,594, decrease in inventories of $108,539, decrease in account receivable of $38,679, increase in other assets of $156,761 and net increase in liabilities of $550,730. As of December 31, 2003 the Company's had no available cash in banks and had a book overdraft in the amount of $1,457 compared to Cash in banks as of December 31, 2002, of $188,858.

           Net cash used in investing activities for the year ended December 31, 2003 decreased from $693,495 to $13,642 a net decrease of $679,853 as compared to the year ended December 31, 2002.

            Net cash provided by financing activities for the year ended December 31, 2003 decreased from $7,467,449 to $1,442,530 a net decrease of $6,024,919 as compared to the year ended December 31, 2002 primarily as follows:

            On November 20, 2002, we received $500,000 partial bridge financing (the "Financing") from a subscription agreement for $1,000,000 consisting of a six month 8% Secured Convertible Debenture (the" Debenture") due on May 20, 2003. The Debenture was convertible into units at a various prices per unit, each such unit consisting of one share of Common Stock and a warrant to purchase a number shares of Common Stock at various exercise prices per warrant. The Black Scholes value of the warrants and the beneficial conversion feature will be amortized to interest expense over the life of the debt. The Financing was intended to assist the Company with its cash flow as it seeks to raise additional financing through the sale of equity securities or private placements. An additional $500,000 was received in connection with this subscription in 2003 and the company issued additional 8% Secured Convertible Debentures.

             In May 2003, the Company issued an 8% Unsecured Convertible debenture for $67,500. The debenture which matures in six months contains a conversion feature at a conversion price of $0.40. The debenture also contains detachable warrants to acquire 42,188 of common stock an exercise price of $0.25 per share expiring in five years. The debt and convertibility featured expired without repayment or conversion.

             In June 2003 the Company issued an 8% Unsecured Convertible Debenture for $40,000. The debenture which matures in six months contains a conversion feature at a conversion price of $0.40. The debenture contains detachable warrants to acquire 33,000 common stock at an exercise price of $0.40 per share expiring in five years.

             From July 2003 through September 2003, the Company issued an 8% Unsecured Convertible for $73,000. The Debentures matures in six months contains a conversion feature at various exercise prices. The debenture also contains detachable warrants to acquire 71,820 of common stock at an exercises price of $0.25 per share expiring in 5 years.

             In October 2003, the Company issued an 8% Unsecured Convertible Debenture for $33,000. The debenture which matures in six months contains a conversion feature at a conversion price of $0.40. The debenture contains detachable warrants to acquire 52,800 shares of common stock at an exercise price of $0.25 per share expiring in five years.

             In November 2003, the Company issued an 6% Unsecured Convertible Debenture for $500,000. The debenture which matures in six months contains a beneficial conversion feature at a conversion price of $0.02. The conversion right may only be exercised upon the earlier of to occur of: (i) an offering of debt or equity capital of at least $3,000,000 or 180 days from the Closing as defined in the Note Purchase Agreement. The Company received $310,715 as of December 31, 2003.

            On November 20, 2003, in connection with the Term Sheet signed November 6, 2003 subsequently replaced with the Term Sheet dated February 6, 2004, $225,000 was deposited in the escrow account with Counsel to Alliance. Alliance shall be entitled to draw on such funds to pay expenses for accounting, legal and other expenses related to the exchange. As of December 31, 2003 the balance amounted to $205,135 and is included in prepaid and other current assets.

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

            Based on the market conditions for the P5(TM) Glove and our inability to sell the product at a reasonable price we have had to liquidate the inventory at $6.00 per glove and suspended operations.

As the Company was unable to raise their projected cash requirements as of December 31, 2003. The Company hopes to raise the additional cash needed in connection with the pending share exchange (as noted in the Term Sheet signed February 6, 2004), as noted below and the exercise of certain warrants and/or through additional offerings of its securities.


POTENTIAL PRIVATE PLACEMENT.


         On February 6, 2004 we executed a binding term sheet (the "Term Sheet") which sets forth the preliminary terms and conditions of a proposed exchange transaction between Essential and AllianceCorner Distributors Inc. ("Alliance"). This Term Sheet supersedes and replaces the Letter of Intent dated November 6, 2003. As proposed, the shareholders of Alliance would exchange their shares of capital stock in Alliance for shares of common stock of Essential.


         The consummation of the transaction is contingent on a number of factors, including but not limited to, the completion of due diligence and the execution of a definitive agreement. There can be no assurance that the exchange will be consummated or, if consummated, that it will be consummated on the terms set forth in the Term Sheet.

         Pursuant to the Binding Term Sheet the Company signed an Investment Banking Agreement with Sunrise Securities Corp. a registered broker/dealer with National Association of Securities Dealers. Sunrise will use its "bests efforts" to raise the money provided for in the PPO a minimum of $2,500,000 under the terms and conditions of the PPO. We will pay the Investment Banker a $25,000 nonrefundable retainer fee and financing fees equal to 10% of the gross proceeds of such financing payable to Sunrise in cash and warrants issued to Sunrise to purchase on the same terms 10% of the securities in such financing.

Commitments

                                       Payments Due By Period
                               -----------------------------------
                                          Less Than      1 to        4 to       After
                                Total      One year    3 Years     5 years     5 years
                               -------     -------     -------     -------     -------
Long-term debt                 $    --     $    --     $    --     $    --     $    --
Employment Contract -
Mr. Devor                           --          --          --          --          --

Other Employment Contracts
- Non Officers                      --          --          --          --          --

Capital Lease Obligations           --          --          --          --          --

Operating Lease                     --          --          --          --          --
                               -------     -------     -------     -------     -------
Total Cash Commitments         $    --     $    --     $    --     $    --     $    --
                               =======     =======     =======     =======     =======


RECENT ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2003, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition." SAB 104 supersedes SAB 101, "Revenue Recognition in Financial Statements." SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." Additionally, SAB 104 rescinds the SEC's Revenue Recognition in Financial Statements Frequently Asked Questions and Answers ("the FAQ") issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104, which was effective upon issuance. The adoption of SAB 104 did not impact the consolidated financial statements.



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

         ER LLC had no revenues prior to its business combination with us since its products had not yet been offered to the public. We received limited cash proceeds from sales of the P5(TM), but sales have been slower than we anticipated due, in part, to general economic conditions and weaker than expected sales of PCs, PC games and the peripherals associated therewith. We have not sold any other products in our other divisions. We anticipate that we will need to raise additional capital in the immediate future to continue business operations. However, there can be no assurance that such financing, or any additional financing, will be available to us when needed, on commercially reasonable terms or at all. Any inability to obtain additional financing when needed could have a material adverse effect on us, requiring us to curtail and possibly cease our operations.

WE EXPECT TO INCUR OPERATING LOSSES AND NEGATIVE CASH FLOW FOR THE FORESEEABLE FUTURE.

         We have incurred and expect to incur significant net losses and negative cash flow for the foreseeable future. The auditors' opinion attached hereto indicates substantial doubt about our ability to continue as a going concern. Our success depends on developing additional products, establishing and strengthening our lines of business, as well as establishing distribution channels for our products and relationships with retailers. There can be no assurance that we will ever achieve revenues or profitable operations. However, due to less than expected sales of the P5(TM) we have decided to focus on additional products but have focused on finding additional business plans and source of revenue.


WE ARE UNDER THE CONTROL OF CERTAIN SHAREHOLDERS, WHICH COULD PREVENT THE TAKING OF CERTAIN ACTIONS WHICH MAY BE BENEFICIAL TO THE OTHER SHAREHOLDERS.

         LCG Capital Group, LLC, one of the original members of Essential Reality, LLC who received shares of our common stock pursuant to our business combination with Essential Reality, LLC, may be deemed to beneficially own a substantial majority of our common stock by virtue of a voting agreement with certain other of our other shareholders. Consequently, LCG will control the outcome of substantially all matters submitted to a vote of our security holders, including but not limited to the selection of members to our Board of Directors and the adoption of measures that could delay or prevent a change in control or impede a exchange, takeover or other business combination we may potentially be involved in. LCG is controlled by Winchester Capital Group, LLC, which is controlled by Michael Alpert.

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

         We are required to file annual and quarterly reports with the SEC, pursuant to the Securities Exchange Act of 1934, as amended, and the rules promulgated there under. To the extent we have not timely file such reports, our securities arey no longer permitted to be traded on the OTC Bulletin Board and are listed on the Pink Sheets Such action would have an adverse affect on our ability to raise additional funds in the future since many potential investors will not invest in companies whose securities are traded on the "pink sheets."


ITEM 7.  FINANCIAL STATEMENTS.

See our financial statements beginning on page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Effective March 13, 2003 ("Termination Date") we terminated our relationship with Deloitte & Touche LLP ("D&T") the Company's principal independent accountant. On such date the Company engaged Stonefield Josephson, Inc. ("Stonefield") to serve as the Company's new principal independent accountant. During the two most recent years and through December 31, 2002, the Registrant has not consulted with Stonefield Josephson, Inc. on items regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion which might be rendered on the Registrant`s financial statements. Our Audit Committee and Board of Directors participated in and approved the decision relating to the change in independent auditors' from D&T to Stonefield.

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

ITEM 8A. CONTROLS AND PROCEDURES

         In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2003 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

         There has been no change in our internal controls over financial reporting that occurred during the three months ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Pursuant to the terms of our business combination with ER LLC, upon consummation of the transaction, each of the officers and directors of ER LLC became our officers and directors. We have since decided to streamline our management team and they are focused on finding an alternative business EXECUTIVE OFFICERS AND OTHER SIGNIFICANT EMPLOYEES

         Set forth below for each of our executive officers and other significant employees and consultants is his name, age, positions and offices held with us, and his principal occupations during the past five years.

       NAME                   AGE          TITLE
       ----                   ---          -----
Humbert B. Powell, III         63         Chairman of the Board

John Gentile                   45         Interim President and Chief Operating Officer

George Mellides                62         Chief Financial Officer

David Devor                    41         Vice President, Marketing & Sales


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

GEORGE MELLIDES, CHIEF FINANCIAL OFFICER
Mr. Mellides has served as our Acting Chief Financial Officer since March 24, 2003. Previously, from May 2000 to February 2003, Mr. Mellides served as Chief Financial Officer of James Barclay Alan, a small-cap Investment Banking Company. From January 1999 to April 2000 he served as Chief Financial Officer of Dreman Value Management, Investment Advisors and from January 1996 through December 1998 he served as Chief Financial Officer of Laidlaw Global Securities.

DAVID DEVOR, VICE PRESIDENT, SALES & MARKETING
Mr. Devor had been with ER LLC since November 1999, and since November 2001 has been our Vice President of Marketing, responsible for marketing and branding of our products. Prior to joining ER LLC, Mr. Devor managed private equity investments from February 1991 to October 1999 through his principal position with Devor Capital Investments LLC, which is an investment firm specializing in high-tech companies, with a primary focus on interactive entertainment, electronic gaming and Internet -related opportunities. Prior to that, from October 1983 to January 1991, Mr. Devor founded and managed a large chain of home entertainment furnishings centers. On February 27, 1996, Mr. Devor pleaded guilty to the crime of offering a false instrument for filing. He received a three-year conditional discharge, paid $10,000, and was obligated to perform 40 hours of community service.


BOARD OF DIRECTORS

Set forth below for each of the five members of our Board of Directors is his name, age, the term during which he has served as one of our directors, his principal occupations during the past five years and any additional directorships he has held in publicly-held companies.

MARC A. FRIES, age 35
Mr. Fries has been the President of The Raynor Group ("Raynor"), an established national sales and marketing firm in the office furniture industry, since February 1998. Mr. Fries is responsible for the development and implementation of sales strategies for each of the distribution channels Raynor services. These channels include big box retail, mail order, Internet sales, national buying groups, regional distributors and independent dealers. Mr. Fries has headed the licensed product division at Raynor since its inception two years ago. Currently this division is launching its Technomesh(TM) seating and accessories product line under license agreements with National Football League Properties and the National Hockey League. Raynor is in the process of signing agreements with the National Basketball Association and the NCAA Collegiate Licensing Committee. Mr. Fries has been responsible for all product development including design, global sourcing and manufacturing for Raynor. He has been instrumental in developing its marketing plan and coordinating sales and distribution with key retail partners across the country. Prior to being appointed President of Raynor, Mr. Fries was the National Sales Manager responsible for Raynor's outside sales force. Mr. Fries began his career in sales with Raynor in October 1990. Mr. Fries received his Bachelor of Arts in Economics from Yeshiva University in New York.

BRIAN D. JEDWAB, ESQ., AGE 33
Mr. Jedwab has served as general counsel to Hymax Group, LLC, a private equity investment company with investments in numerous public and private companies, primarily Internet and technology related, since 1997. In such capacity, he has been responsible for the direction and management of all legal and administrative affairs. Mr. Jedwab has practiced law in the areas of commercial litigation and real estate, is a member of the Bar of the States of New York and New Jersey and is a member of the New York State Bar Association. Mr. Jedwab received his B.A. in History cum laude from Queens College and received a J.D. from the Benjamin N. Cardozo School of Law.

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

For Humbert B. Powell, III's and John Gentile's information, see "Executive Officers and Other Significant Employees" above.

COMMITTEES

In June 2002, our Board of Directors established an audit committee and a compensation committee. The Board has assigned certain responsibilities to the committees and the committees approve actions and make recommendations to the Board. The audit committee works with the chief financial officer and outside auditors, in connection with various auditing and accounting matters, including the recommendation of auditors, the scope and accuracy of the annual audits, fees to be paid to the auditors, the independence of the auditors, and our internal controls and accounting practices. The members of the audit committee currently are Humbert B. Powell, III (Chairman) and Marc Fries. Mr. Humbert B. Powell, III is qualified as an "Audit Committee Financial Expert" within the meaning of the applicable SEC Regulations. The compensation committee reviews the budget and recommends, reviews and oversees the salaries, benefits and stock option plans for our employees, consultants, directors and other individuals compensated by us. The members of the compensation committee currently are Humbert B. Powell, III (Chairman), Brian D. Jedwab and Anthony Gentile. The Board and its committees currently are examining the impact of the Sarbanes-Oxley Act of 2002 on their structure and operations. Our Board of Directors may from time to time establish other committees to facilitate our management.

ADVISORY BOARD
In January 2001, ER, LLC established an advisory board for the purpose of providing it with strategic advice. The members of the advisory board meet periodically with and advise our employees, customers and third-party consultants. Set forth below for each member is his or her name, age and principal occupations during the past five years.

PAUL EIBELER, AGE 45
Mr. Eibeler was the President of Take-Two Interactive, an integrated global developer, marketer, distributor, and publisher of interactive entertainment software games and accessories for the Sony PlayStation2, Nintendo 64, and Microsoft Xbox. He had been with Take-Two interactive, from July 2000 to 2003. Previously, Mr. Eibeler held various consulting positions for Microsoft's Xbox launch team, W-Trade Inc. and Essential Reality, LLC from January 1999 to June 2000. Mr. Eibeler also served as Acclaim Entertainment's executive vice president and General Manager from June 1996 to January 1999. Mr. Eibler graduated from Loyola University in 1978.

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

HUMBERT B. POWELL, III, AGE 63
For Humbert B. Powell, III's information, see "Executive Officers and Other Significant Employees" above.


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10% of our common stock, to file with the Securities and Exchange Commission (the "Commission") initial reports of ownership and reports of changes in ownership of our common stock. Such persons are required by the Commission's regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of copies of such forms received by us, or written representation from certain reporting persons, we believe, during the fiscal year ended December 31, 2003, that there was compliance with all Section 16(a) filing requirements applicable to our officers, directors and 10% shareholders.

CODE OF ETHICS

The Company does not have currently a Code of Ethics because during the year 2003 the Company had only one employee.

On December 23, 2002 Rubin Levine, President and Chief Operating officer resigned.

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

         On January 9, 2003, Stanley Friedman, Vice President of Manufacturing was terminated. The Company will pay severance to Mr. Friedman in the amount of $37,500. The payment was contingent upon the Company obtaining $1,000,000 in financing excluding bridge loans by June 30, 2003. The Company executed a confession of judgment to be filed if the severance payment is not made by June 30, 2003. No payment has been made to date. In addition, Mr. Friedman had until January 9, 2004 to exercise stock options with an exercise price of $.75 per share for 85,666 shares of the Company's common stock, which have already vested. The options were forfeited in January, but have been accounted for as forfeited at December 31, 2003. The Company paid the first months Cobra for January 2003.

On January 10, 2003, Aaron Gavios, Vice President of Sales was terminated. The Company agreed to pay severance to Mr. Gavios in the amount of $50,000. The payment is to be paid in equal installments contingent upon the Company obtaining $3,000,000 in financing excluding bridge loans. In the event that the company fails to make any payments after receiving financing, then the unpaid severance shall become immediately due and payable. In addition, Mr. Gavios had until January 10, 2004 to exercise stock options for 43,000 shares of the Company's common stock with an exercise of $1.04 per share, which have already vested. The options were forfeited in January, but have been accounted for as forfeited at December 31, 2003. The agreement was not signed and is in litigation.

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

On April 7, 2003, Martin Currie, Vice President of Marketing was terminated. As noted in the employment agreement, Mr. Currie is eligible to receive $25,000 as severance. In addition, Mr. Currie had until April 7, 2004 to exercise stock options with an exercise price of $0.90 per share for 20,000 shares of the Company's common stock, which have already vested. The options have been forfeited in 2004. No agreement has been signed to date.

On July 31, 2003, the Company settled with a former consultant for $20,000 payable as follows: $5,000 payable no later than August 30, 2003, $5,000 payable no later than December 12, 2003 and the final payment of $10,000 payable no later than January 30, 2004. The full amount has been paid.

In November 2003, pursuant to a letter of intent amended February 6, 2004, the Company issued a 6% Unsecured Convertible Debenture for $500,000, and the Company raised $310,715 as of December 31, 2003. The debenture, which matures February 13, 2004, contains a beneficial conversion feature at a conversion price of $0.02. The conversion right may only be exercised upon the earlier of an offering of debt or equity capital of at least $3,000,000 or 180 days from the Closing as defined in the Note Purchase Agreement.

SUMMARY COMPENSATION TABLE

                                                                                                 LONG-TERM
                                            ANNUAL COMPENSATION                                  COMPENSATION
                           -------------------------------------                        ------------------------
                                                   OTHER ANNUAL           SECURITIES
NAME AND                   SALARY       BONUS      COMPENSATION       UNDERLYING OPTIONS
PRINCIPAL POSITION         YEAR          ($)           ($)                  ($) (1)                   (SHARES)
-------------------        ------      -----------  ---------      ------------------------      --------------------
John Gentile               2003         None         None                      None                       None
  Principal Executive Officer

 (1) The aggregate amount of perquisites and other personal benefits paid to each of the individuals listed on this table did not exceed the lesser of ten percent (10%) of such officer's annual salary and bonus for each fiscal year indicated or $50,000.

     During the fiscal year ended December 31, 2003, we did not grant any options to our named executive officers nor do any of them own any options to purchase shares of our common stock, except for Humbert B. Powell, III who was granted 10,000 options as a member of our Board of Directors and Advisory Board.

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

ADVISORY BOARD COMPENSATION
         As compensation for serving on the advisory board, the members have received options to purchase an aggregate of 270,000 shares of our common stock at exercise prices ranging from $0.75 to $1.60. All of these options were granted in June 2002 and vest equally on the first, second and third anniversaries of the date of grant, so long as the advisory board member completes service for such period. The issuance of the options resulted in deferred stock-based compensation expense of $610,448 of which 313,705 was expensed for the year ended December 31, 2003 using the Black-Scholes pricing model.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED

STOCKHOLDER MATTERS.

The following table sets forth information concerning ownership of our common stock as of March 31, 2004, by (i) each person known by us to be the beneficial owner of more than five percent of the outstanding shares of our common stock,
(ii) each director, and (iii) all of our directors and executive officers as a group.


                                                 NUMBER   OF   SHARES    PERCENTAGE OF OUTSTANDING
NAME AND ADDRESS OF BENEFICIAL OWNER             BENEFICIALLY OWNED      SHARES BENEFICIALLY OWNED (1)
------------------------------------             ------------------      -----------------------------
LCG Capital Group, LLC                                      9,600,000 (2)                       51.6%
Hamilton Resources Group, LLC
Winchester Capital Group, LLC
Michael Alpert
c/o 335 Central Avenue, 2nd Floor
Lawrence, NY 11559

Martin Abrams                                               2,400,480                           12.9%
c/o Abrams Gentile Entertainment, Inc.
244 West 54th Street, 9th Floor
New York, NY 10017


                                                 NUMBER   OF   SHARES    PERCENTAGE OF OUTSTANDING
NAME AND ADDRESS OF BENEFICIAL OWNER             BENEFICIALLY OWNED      SHARES BENEFICIALLY OWNED (1)
------------------------------------             ------------------      -----------------------------

Michael B. Schwab                                           2,041,933 (3)                       11.0%
c/o 1219 Lombard Street
San Francisco, CA 94109

Big Sky Partners                                            2,004,312 (4)                       10.8%
c/o 1219 Lombard Street
San Francisco, CA 94109

Anthony Gentile                                             1,129,260 (5)                       6.1%
c/o Abrams Gentile Entertainment, Inc.
244 West 54th Street, 9th Floor
New York, NY 10017

John Gentile                                                1,129,260 (5)                       6.1%
c/o Abrams Gentile Entertainment, Inc.
244 West 54th Street, 9th Floor
New York, NY 10017

Jayvee & Co., for AGF Canadian Growth Equity                  1,113,800                         6.0%
c/o Jayvee & Co.
P.O. Box 9
Commerce Court West
Securities Level
Toronto, Ontario M5H 4A6

Humbert B. Powell, III                                        52,500 (5)(6)                        *

Marc A. Fries                                                 17,500 (5)                           *

Brian D. Jedwab                                               17,500 (5)                           *

All executive officers and directors as a group               2,346,020                         12.6%
(5 persons)

--------------
o        Less than 1%

o

(1) Unless otherwise indicated, we believe that all persons named in the above table have sole voting and investment power with respect to all shares of voting stock beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants and convertible securities held by such person (but not those held by any other person) and which are exercisable or convertible within 60 days have been exercised and converted. Assumes a base of 18,558,110 shares of common stock outstanding.

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

(3) Includes 37,621 shares of common stock held by Mr. Schwab, 1,897,234 shares of common stock held directly by Big Sky Partners, and 107,078 shares of common stock held indirectly by Big Sky Partners through its ownership in LCG Capital Group. Mr. Schwab, as managing partner of Big Sky Partners, may be deemed to beneficially own the shares held by Big Sky Partners, but he disclaims beneficial ownership of such shares, except to the extent of his pecuniary interest therein.

(4) Includes 1,897,234 shares of common stock held directly by Big Sky Partners and 107,078 shares of common stock held indirectly by Big Sky Partners through its ownership in LCG Capital Group. Big Sky Partners disclaims beneficial ownership of the shares held by LCG Capital Group, except to the extent of its pecuniary interest therein.

(5) Includes 17,500 shares of common stock issuable upon currently exercisable directors options.

(6) Includes 35,000 shares of common stock suuable upon quarterly exerceiable firectors optionsm

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         The following table sets forth certain information regarding our equitycompensation plans at December 31, 2003:


                                                                                                       NUMBER OF
                                                                                                       SECURITIES
                                                                                                       REMAINING AVAILABLE
                              NUMBER OF SECURITIES TO BE                 WEIGHTED-AVERAGE              FOR FUTURE ISSUANCE
                              ISSUED UPON EXERCISE OF                    EXERCISE PRICE OF             UNDER EQUITY
PLAN CATEGORY                 OUTSTANDING OPTIONS                        OUTSTANDING OPTIONS           COMPENSATION PLANS
------------------            ---------------------------                --------------------          -----------------------
Equity compensation plans approved
by security holders                           981,000                               $1.08              981,000
Equity compensation plans not
approved by security holders
                                              N/A                                   N/A                N/A
                                              ---------                             --------           -----------
         Total                                981,000                               $1.08              981,000
                                              =========                             =====              =======

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


ESSENTIAL REALITY, LLC

         On June 20, 2002, we consummated a business combination with ER LLC. Pursuant to the terms of the transaction, all of the members of ER LLC contributed their membership interests to us in exchange for an aggregate of 16,874,784 shares of our common stock. LCG Capital Group, LLC, Martin Abrams, John Gentile and Anthony Gentile, all of whom were members of ER LLC at the consummation of the transaction, are now significant shareholders of ours. See "Security Ownership of Certain Beneficial Owners and Management". Following the transaction, ER LLC, then our wholly-owned subsidiary, was merged with and into us. We owe an aggregate of $218,737 in accrued salaries to certain affiliates of ER LLC for services rendered to ER LLC. We currently owe $39,600 to Abrams Gentile Entertainment Corporation, $60,000 to Anthony Gentile for unpaid salary as a Senior Vice President of ER LLC, $60,000 to John Gentile in connection with services rendered as Executive Vice President of ER LLC, and $59,137 to Michael Alpert in connection with services rendered as President and Chief Executive Officer of ER LLC.

         In July 2000, Essential Reality, LLC entered into a consulting agreement with MC Squared Incorporated to help manage the relationship with product developers. This consulting agreement replaced a previous Development Agreement executed between Essential Reality, LLC and MC Squared in November 1999. In connection with these agreements we paid MC Squared $250,000. We are no longer making payments to MC Squared. In September 2000 the consulting agreement terminated and the development process was managed by us internally. MC Squared is a company owned by a person related to certain members of our Board of Directors. Pursuant to such agreement, we are required to pay royalties of 1.8% on net sales of the P5TM and 9% of the license fee collected by us with respect to P5TM, indefinitely. No payment is due MC Squared until sales or fees are actually received by us. MC Squared has sued us in connection with these agreements. The case was settled October 15, 2003. See "Legal Proceedings" above.

LCG CAPITAL GROUP, LLC

         LCG Capital Group, LLC (LCG) is a founding member of ER LLC and, after our business combination, beneficially owns approximately 53.5% of our outstanding common stock. ER LLC received interest-free loans from LCG in the aggregate amount of $70,912, which are payable on demand.

BUSINESSDEVELOPMENT.COM, LLC

         BusinessDevelopment.com, LLC (BDC) is an entity controlled by Michael Alpert, an affiliate of LCG. LCG does not directly own any interest in BDC, although certain people are affiliated with both LCG and BDC. BDC entered into an agreement with ER LLC on December 13, 2000, pursuant to which BDC provides general consulting services to ER LLC, and now to us, in return for a monthly cash retainer. Such services consist of forming revenue-generating opportunities, including without limitation distribution agreements, licensing agreements, joint ventures, strategic alliances and partnerships. The amount of the retainer originally was $6,000 per month, increased to $15,000 per month from July 1, 2002 to September 30, 2002 and from January 1, 2003 to June 30 ,2003 to $7,500 per month. After June 2003 BDC ceased to provide services to us. To date, together with ER LLC, we have incurred $238,000 of consulting fees from BDC under the terms of such agreement. Included in general and administrative expenses is $45,000 and $117,000 at December 31, 2003 and 2002 respectively.

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

The Company owes BDC a total $100,662 at December 31, 2003 which is included in due to related parties.

OTHER RELATIONSHIPS AND RELATED TRANSACTIONS

         Abrams Gentile Entertainment Corporation (AGE), a company owned by certain founding members of ER LLC, including Anthony and John Gentile, who are directors of ours, and Martin Abrams, a shareholder of ours who owns 13.4% of our outstanding common stock, has provided services to ER LLC and the Company as a general consultant and advisor with respect to developing business relationships. Anthony Gentile owns 24.995% of AGE, John Gentile owns 24.995% and Martin Abrams owns 50.01%. We have incurred fees (including, but not limited to, accrued compensation and accounts payable) to AGE and may incur additional expenses as services are performed. Services performed to date include assistance with the product logo design, advertising, planning, production and other business development activities. Included in product and development expense is $25,000 and $33,700 for the years ended December 31, 2003 and 2002. Included in due to related parties is $19,030 at December 31, 2003

         We are allocated the costs of various computer and related equipment leases assumed by Hymax Group, LLC, an affiliate of LCG. LCG does not own any interest in Hymax Group, LLC, but Hymax Group, LLC is affiliated with BDC and Michael Alpert. Such payments are due through August 2003. Hymax also made certain of its employees available to provide operational support services to ER LLC, and now us, and reimbursed for a portion of such employees' compensation, based on the percentage of time worked for us. Such reimbursement amount aggregated approximately $4,500 per month from January 1, 2002 to June 30, 2002 and were then reduced to $2,500 per month from July 1, 2002 to December 31, 2002. Effective January 2003 such services have ceased. At December 31, 2003, the outstanding balance due is $4,039.

         Advances from affiliated companies are from entities that are affiliated with certain shareholders of the Company. The advances are payable on demand and bear interest at the rate of 10% per annum. Certain of these advances were satisfied in September 2002, by granting the Company's interest in "other assets" of $22,500 to these entities. At December 31, 2003, $1,712 remains outstanding.

         Included in general and administrative expenses is $80,000 and $7,500 at December 31, 2003 and 2002, respectively, of directors fees and $1,107 at December 31, 2003 for expenses incurred on behalf of the Company by a director. Included in due to related parties is $88,607 at December 31, 2003.


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


ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K.

(a)   Exhibits

      See the Exhibit Index immediately following the Financial Statements.

(b)   Reports on Form 8-K:

      None.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         In connection with the calendar years ended December 31, 2003 and 2002 respectively, Stonefield Josephson provided various audit to the Company and billed the Company for these services as follows:

(a) Audit Fees. Fees for audit services relating to the annual audit and reviews of the Company's quarterly reports on Form 10-QSB totaled $122,800 for 2003 and 2002, respectively. No other accountant fees were incurred during the calendar years ended December 31, 2002 and 2003.

         The Audit Committee pre-approves all audit and permissible non-audit services provided by the independent auditors on a case-by-case basis. The Audit Committee has approved 100% of the services described under Audit Fees. The Audit Committee has considered whether the provision of the Audit Fees were compatible with maintaining the Independence of Stonefield Josephson and determined that such services did not adversely affect the independence of Stonefield Josephson.


                           [SIGNATURE PAGE FOLLOWS]

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


         ESSENTIAL REALITY, INC.                           Date: June 29, 2004

By:      /s/ Humbert B. Powell, III
         -----------------------------------
Name:    Humbert B. Powell, III
Title:   Chairman of the Board


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


/s/ John Gentile                                                                Date:   June 29, 2004
-----------------------------------------------------
John Gentile, Interim President, Chief Operating OFFICER AND DIRECTOR (principal executive officer)


/s/ George Mellides                                                             Date :  June 29, 2004
-----------------------------------------------------
George Mellides, Acting Chief Financial Officer
(principal financial and accounting officer)


/s/ Humbert B. Powell, III                                                      Date:   June 29, 2004
-----------------------------------------------------
Humbert B. Powell, III, CHAIRMAN OF THE BOARD

/s/ Marc A. Fries                                                               Date:   June 29, 2004
-----------------------------------------------------
Marc A. Fries, DIRECTOR


/s/ Brian D. Jedwab                                                             Date:   June 29, 2004
-----------------------------------------------------
Brian D. Jedwab, DIRECTOR


/s/ Anthony Gentile                                                             Date:   June 29, 2004
-----------------------------------------------------
Anthony Gentile, DIRECTOR


                         INDEX TO FINANCIAL STATEMENTS

                                                                                         PAGE
                                                                                        -------
Reports of Independent Certified Public Accountants                                        F-2

Balance Sheet as of December 31, 2003                                                      F-3

Statements of Operations for the Years Ended December 31, 2003 and 2002                    F-4

Statements of Stockholders' Equity (Deficit) for the Years Ended
         December 31, 2003 and 2002                                                        F-5

Statements of Cash Flows for the Years Ended December 31, 2003 and 2002                    F-7

Notes to Financial Statements                                                              F-9


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Essential Reality, Inc.
New York, New York


We have audited the accompanying balance sheet of Essential Reality, Inc. (the "Company") as of December 31, 2003, and the related statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Essential Reality, Inc. as of December 31, 2003, and the results of its operations and its cash flows for the two years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. At December 31, 2003 the Company`s current liabilities exceeded its current assets $5,414,731. As discussed in Note 1 to the accompanying financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/Stonefield Josephson, Inc.
-----------------------------
Certified Public Accountants
Irvine, California
JUne 15, 2004

                  ESSENTIAL REALITY, INC. (FORMERLY JPAL, INC.)

                        BALANCE SHEET - DECEMBER 31, 2003

                                     ASSETS

CURRENT ASSETS:
     Assets of discontinued operations                                      $    117,594
     Other current assets                                                        274,755
                                                                            ------------
            Total current assets                                            $    392,349
                                                                            ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Book overdraft                                                         $      1,457
     Accounts payable and accrued expenses                                     2,191,924
     Due to related parties                                                      503,699
     Unsecured loan payable                                                       25,000
     Secured convertible debenture                                             1,000,000
     Unsecured convertible debentures (net of deferred interest of $156,285)   2,085,000
                                                                            ------------
             Total current liabilities                                         5,807,080
                                                                            ------------

COMMITMENTS AND CONTINGENTIES                                                          -

STOCKHOLDERS' DEFICIT:
     Common stock, $0.001 par value; 50,000,000 shares authorized;
      18,588,110 issued and outstanding                                           18,588
     Additional paid-in capital                                               15,003,142
     Deferred exchange costs                                                    ( 71,349)
     Accumulated deficit                                                     (20,365,112)
                                                                            ------------
            Total stockholders' deficit                                       (5,414,731)
                                                                            ------------
                                                                            $    392,349
                                                                            ============


   The accompanying notes are an integral part of these financial statements.

                  ESSENTIAL REALITY, INC (FORMERLY JPAL, INC.)

                            STATEMENTS OF OPERATIONS

                                                          Year ended December 31,
                                                        ----------------------------
                                                             2003            2002
                                                        ------------    ------------
REVENUE                                                 $          -    $          -

COST OF REVENUE                                                    -               -
                                                        ------------    ------------
GROSS LOSS                                                         -               -
                                                        ------------    ------------
OPERATING EXPENSES:
     Sales and marketing                                           -               -
     Product development                                           -               -
     General and administrative expenses                     879,747       1,924,823
     Depreciation and amortization                                 -               -
     Impairment on inventory realization                           -               -
     Severance Compensation                                        -               -
     Stock-based compensation                              2,407,336         880,885
                                                        ------------    ------------
TOTAL OPERATING EXPENSES                                   3,287,083       2,805,708
                                                        ------------    ------------
LOSS FROM OPERATIONS                                      (3,287,083)     (2,805,708)
                                                        ------------    ------------
OTHER INCOME (EXPENSE):
     Interest income                                           1,213          17,025
     Interest expense                                     (1,491,671)     (1,173,944)
     Miscellaneous                                            21,418           1,926
                                                        ------------    ------------
            Total other income (expense)                  (1,469,040)     (1,154,993)
                                                        ------------    ------------
LOSS BEFORE PROVISION FOR INCOME TAXES                    (4,756,123)     (3,960,701)

PROVISION FOR INCOME TAXES                                         -               -
                                                        ------------    ------------
NET LOSS FROM CONTINUING OPERATIONS                       (4,756,123)     (3,960,701)

DISCONTINUED OPERATIONS:
     Loss from operations, net of tax effect of $0        (1,983,267)     (4,892,779)
                                                        ------------    ------------
NET LOSS                                                $ (6,739,390)   $ (8,853,480)
                                                        ============    ============

NET LOSS PER SHARE - BASIC AND DILUTED
     Loss per share - continuing operations             $      (0.25)   $     (0.22)
     Loss per share - discontinued operations                  (0.11)         (0.27)
                                                        ------------    ------------
                                                        $      (0.36)   $     (0.49)
                                                        ============    ============

NUMBER OF WEIGHTED AVERAGE SHARES - BASIC AND DILUTED     18,505,497     18,056,987
                                                        ============    ============

   The accompanying notes are an integral part of these financial statements.

                  ESSENTIAL REALITY, INC (FORMERLY JPAL, INC.)

                       STATEMENTS OF STOCKHOLDERS' DEFICIT

                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                                                        Additional
                                                         Members         Common              Stock       Paid-In
                                                         Capital         Shares             Amount       Capital
                                                   ----------------------------------------------------------------------
Balance January 1, 2002                                $ 2,500,000      $        --     $        --     $        --

Exchange of members capital to common stock             (2,500,000)       9,600,000           9,600       2,490,400

Proceeds received from private placement, net of
offering costs of $988,103                                      --        7,011,626           7,012       6,083,076

Conversion of convertible note payable                          --          263,158             263         499,737

Isssuance of shares for JPAL                                    --        1,080,934           1,081          (1,081)

Conversion of 8 1/2% notes payable                              --          217,392             217         250,000

Shares issued for professional services                         --           50,000              50          69,950

Benefical conversion features related to
       convertible notes                                        --               --              --         593,747

Warrants issued related to convertible notes                    --               --              --         290,701

Warrants issued to non-convertible note holders                 --               --              --         497,490

Warrants issued for services                                    --               --              --         152,962

Options issued to directors and employees                       --               --              --       2,123,305

Options issued to consultants                                   --               --              --         610,448

Excess of fair value of shares over the face value
       of the notes payable                                     --               --              --         402,173

Accretion of deferred compensation expense                      --               --              --              --

                                                                       Def. Consulting                      Total
                                                          Deferred       And Deferred    Accumulated     Stockholders
                                                        Compensation    Merger Expense     Deficit         Deficit
                                                   -------------------------------------------------------------------
Balance January 1, 2002                                 $       --       $       --     ($4,772,242)     ($2,272,242)

Exchange of members capital to common stock                     --               --              --               --

Proceeds received from private placement, net of
offering costs of $988,103                                      --               --              --        6,090,088

Conversion of convertible note payable                          --               --              --          500,000

Isssuance of shares for JPAL                                    --               --              --               --

Conversion of 8 1/2% notes payable                              --               --              --          250,217

Shares issued for professional services                         --               --              --           70,000

Benefical conversion features related to
       convertible notes                                        --               --              --          593,747

Warrants issued related to convertible notes                    --               --              --          290,701

Warrants issued to non-convertible note holders                 --               --              --          497,490

Warrants issued for services                                    --               --              --          152,962

Options issued to directors and employees               (2,123,305)              --              --               --

Options issued to consultants                             (610,448)              --              --               --

Excess of fair value of shares over the face value
       of the notes payable                                     --               --              --          402,173

Accretion of deferred compensation expense                 682,923               --              --          682,923

   The accompanying notes are an integral part of these financial statements.

                  ESSENTIAL REALITY, INC (FORMERLY JPAL, INC.)

                       STATEMENTS OF STOCKHOLDERS' DEFICIT

                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                                                          Additional
                                                           Members         Common              Stock       Paid-In
                                                           Capital         Shares             Amount       Capital
                                                   ---------------------------------------------------------------------
Excess note payable assumed by Essential Reality               --               --               --         (139,039)
     Partners, LLC assets in reverse merger

Net Loss                                                       --               --               --               --
                                                   ---------------------------------------------------------------------

Balance December 31, 2002                                      --       18,223,110           18,223       13,923,869

Shares issued for investment banking fees                  25,000               25           25,225               --

Shares issued for cash                                    100,000              100           99,900               --

Shares issued for consulting services                     240,000              240          143,760               --

Warrants issued for consulting services                        --               --               --           88,785

Beneficial conversion features related to
convertible notes                                              --               --               --          427,471

Warrants issued related to convertible notes                   --               --               --          176,722

Warrants issued for severance payment                          --               --               --          117,410

Accretion for deferred compensation                            --               --               --               --

Accretion for deferred consulting                              --               --               --               --

Merger expenses                                                --               --               --               --

Net Loss                                                       --               --               --               --
                                                   ---------------------------------------------------------------------

Balance December 31, 2003                            $         --       18,588,110     $     18,588     $ 15,003,142
                                                     ===================================================================

                                                                        Def. Consulting                      Total
                                                         Deferred         And Deferred    Accumulated     Stockholders
                                                       Compensation      Merger Expense     Deficit         Deficit
                                                  -------------------------------------------------------------------------
Excess note payable assumed by Essential Reality               --                --                --          (139,039)
     Partners, LLC assets in reverse merger

Net Loss                                                       --                --        (8,853,480)       (8,853,480)
                                                  -------------------------------------------------------------------------

Balance December 31, 2002                              (2,050,830)               --       (13,625,722)       (1,734,460)

Shares issued for investment banking fees                      --                --            25,250

Shares issued for cash                                         --                --           100,000

Shares issued for consulting services                    (144,000)               --                --

Warrants issued for consulting services                        --                --                --            88,785

Beneficial conversion features related to
convertible notes                                              --                --                --           427,471

Warrants issued related to convertible notes                   --                --                --           176,722

Warrants issued for severance payment                          --                --                --           117,410

Accretion for deferred compensation                     2,050,830                --                --         2,050,830

Accretion for deferred consulting                              --           144,000                --           144,000

Merger expenses                                                --           (71,349)               --           (71,349)

Net Loss                                                       --                --        (6,739,390)       (6,739,390)
                                                  -------------------------------------------------------------------------

Balance December 31, 2003                            $         --      $    (71,349)     ($20,365,112)     $ (5,414,731)
                                                  =========================================================================

   The accompanying notes are an integral part of these financial statements.

                  ESSENTIAL REALITY, INC. (FORMERLY JPAL, INC.)

                                                        Year ended December 31,
                                                      --------------------------
                                                         2003           2002
                                                      -----------    -----------
Cash flows used for operating activities:
 Net loss                                             $(6,739,390)   $(8,853,480)

 Adjustments to reconcile net loss to net cash
    used for operating activities:
  Depreciation and amortization                           233,332         68,861
  Contract termination                                    110,667              -
  Reserve for collectability of notes receivable                -        102,121
  Amortization of deferred interest                       195,594        208,302
  Non-cash compensation                                 2,407,336        880,885
  Imputed interest on conversion of debt instrument     1,058,908        789,670
  Change in inventory reserve                              78,395      1,363,361
  Impairment of fixed assets and intangible assets in
      Relation to discontinued operations                 419,235              -
 Changes in assets and liabilities:
  (Increase) decrease in assets:
   Accounts receivable                                     38,679        (38,679)
   Inventories                                            108,539     (1,667,890)
   Deferred financing cost                                     --        217,755
   Notes receivable                                                     (502,121)
   Other current assets                                  (156,761)       (61,157)
   Other assets                                            58,050              -
  Increase (decrease) in liabilities:
   Accounts payable and accrued expenses                  569,670        950,698
   Accrued compensation                                       -          (28,611)
   Due to related parties                                     -          (28,674)
                                                      -----------    ------------


   Net cash used for operating activities              (1,617,746)    (6,598,959)
                                                      -----------    ------------

Cash flows used for investing activities:
 Payments for capitalized product development                   -       (260,000)
 Payments for tools, dies, and molds                            -       (337,331)
 Payments for capitalized website                               -        (22,300)
 Payments for purchases of equipment                      (13,642)       (73,864)
                                                      -----------    -----------
   Net cash used for investing activities                 (13,642)      (693,495)
                                                      -----------    -----------

Cash flows provided by financing activities:
 Book overdraft                                             1,457              -
 Proceeds for insurance notes payable                                     81,477
 Proceeds from sale of securities                         100,000              -
 Net proceeds from issuance of members capital                 --      6,083,706
 Proceeds from loan payable - unsecured                    25,000              -
 Proceeds from Secured Convertible Debenture              500,000        500,000
 Proceeds from notes payable                              524,215      1,825,000
 Proceeds from repayment of notes receivable from
    developer                                               -             82,971

                  ESSENTIAL REALITY, INC. (FORMERLY JPAL, INC.)

                 STATEMENTS OF CASH FLOWS (CONTINUED)(UNAUDITED)

                                                                  Year ended December 31,
                                                                 -----------------------
                                                                   2003          2002
                                                               -----------   -----------
  Due to related parties                                            73,337             -
  Repayment of bridge loans                                              -      (550,000)
  Repayment of notes payable                                       (81,479)     (550,000)
  Escrow Deposits                                                  300,000
  Net advances from LCG Capital, Inc.                                   --        (5,705)
                                                               -----------   -----------

      Net cash provided by financing activities                  1,442,530     7,467,449

Net increase (decrease) in cash                                   (188,858)      174,995
Cash and cash equivalents, beginning of year                       188,858        13,863
                                                               -----------   -----------

Cash and cash equivalents, end of year                         $        --   $   188,858
                                                               ===========   ===========

Supplemental disclosure of cash flow information:

  Interest paid                                                $     6,088   $    22,500
                                                               ===========   ===========

  Income tax paid                                              $        --   $        -
                                                               ===========   ===========

Supplemental disclosure of non-cash investing and
    financing activities:
  Bridge loans converted to member units                       $        --   $   500,000
                                                               ===========   ===========
  Elimination of bridge loans and accrued interest on merger   $        --   $ 2,378,431
                                                               ===========   ===========
  Assumption of notes on merger                                $        --   $ 2,517,070
                                                               ===========   ===========
  Issuance of common stock for consulting fees                 $   144,000   $    45,000
                                                               ===========   ===========
  Reduction of accounts payable with note receivable           $   366,642   $        --
                                                               ===========   ===========
  Discount recorded related to warrants and beneficial
    conversion feature of convertible debentures               $   604,192   $   975,471
                                                               ===========   ===========

                             ESSENTIAL REALITY, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2003 AND 2002


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         BUSINESS ACTIVITY:
         Essential Reality, LLC ("ER LLC" or the "Company") was formed as Freedom Multimedia, LLC in the State of Delaware on July 9, 1998 and began active operations on June 1, 1999. The Company changed its name to Essential Reality, LLC ("ER LLC") on December 29, 1999. On June 20, 2002, ER LLC completed a business combination (recapitalization) with JPAL, Inc. ("JPAL"), a Nevada Corporation (the "Transaction"), whereby, all of the members of ER LLC contributed their membership interests in ER LLC to the Company in exchange for 16,874,784 shares of the Company's common stock. The shareholders of JPAL canceled 7,564,326 of their shares of JPAL common stock and were left with 1,080,934 shares of common stock representing 6.02% of the Company. Upon the business combination, ER LLC was dissolved and all of its assets and liabilities were transferred into JPAL. Following the Transaction, JPAL changed its name to Essential Reality, Inc.

         The Company was formed to develop, manufacture, and market computer peripheral devices, with an initial emphasis on a product called "P5(TM)." However, due to less than expected sales of the P5(TM), the Company has decided to discontinue its operations and focus on merging with an operating entity.

         GOING CONCERN:

         The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America that contemplate continuation of the Company as a going concern. However, the Company has reported a net loss of $5,853,225 for the year ended December 31, 2003, and has an accumulated deficit of $19,478,947, and at year end the Company`s current liabilities exceeded its current assets by $5,484,351. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. This factor raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

         Management plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence.

         The Company has limited capital resources and has incurred, significant recurring losses and negative cash flows from operations, and the Company does not believe its cash on hand along with existing sources of cash are sufficient to fund its cash needs over the next twelve months under the current capital structure to continue as a going concern. In order to address this situation, the Company executed a binding term sheet which sets forth the preliminary terms and conditions of a proposed exchange transaction between the Company and AllianceCorner Distributors Inc., which is contingent on a number of factors (see Note 19). There can be no assurance that the Company will be successful in completing the transaction. These circumstances raise substantial doubt about the Company's ability to continue as a going concern.

         REVENUE RECOGNITION:

         The Company recognizes under Staff Accounting Bulletin 104, gross revenue when the earnings process is complete, as evidenced by an agreement with the customer, transfer of title and the rights and risks of ownership have passed to the customer, the product is delivered, the price is fixed and determinable, and collection of the resulting receivable is reasonably assured. Because the Company allows many of its distributors price protection and/or right of return, recognition of revenue in the accompanying financial statements has been deferred until the distributors sell the merchandise and the cash is collected by the Company. Inventory at distributors is reported as consigned in the balance sheet.

                             ESSENTIAL REALITY, INC.

                           DECEMBER 31, 2003 AND 2002


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

         REVENUE RECOGNITION, Continued:

         In cases where sales are made to certain distributors and title has transferred, risks of ownership has passed and collection is assured, sales have been recorded and an account receivable has been recorded.

         The Company records an allowance for uncollectible accounts on a customer-by-customer basis as appropriate.

         The Company may bundle product offerings from third-party vendors along with the P5(TM) product or may sell the P5(TM) independently. The software is incidental to the product as a whole and according to Financial Accounting Standards Board No 86, Accounting for the Costs of Computer Software To Be Sold, Leased or Marketed, all revenue is allocated to the P5(TM). As such, the Company recorded the gross amount of the purchase price of the P5(TM) product as revenue and has reflected the royalty to be paid to the third-party vendor as a component of cost of sales.

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

         CASH AND CASH EQUIVALENTS:

         For purposes of the statement of cash flows, cash equivalents include all highly liquid debt instruments with original maturities of three months or less that are not securing any corporate obligations. The Company had no cash equivalents at December 31, 2003.

         The Company maintains its cash in bank deposits accounts that, at times, may exceed federally insured limits. At December 31, 2003, the Company did not have any cash in excess of FDIC insured limits. The Company has not experienced any losses in such accounts.

         ACCOUNTS RECEIVABLE:

         The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company's estimate is based on a review of the current status of trade accounts receivable. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change. The Company has not experienced any losses in accounts receivable and has provided no allowance at December 31, 2003.

         INVENTORIES:

         Inventories are valued at the lower of cost or market, with cost being determined on the first-in first-out basis. The inventory represents high-technology parts that may be subject to rapid technology obsolescence or limited sales cycle and which are sold in a highly competitive industry. If the actual product demand or selling prices are less than cost, the Company establishes an allowance account based on net realizable value. During the years ended December 31, 2003 and 2002, the Company wrote down its inventory to market. The inventory valuation adjustment totaled $78,395 and $1,883,207 at December 31, 2003 and 2002, respectively.

                             ESSENTIAL REALITY, INC.

                           DECEMBER 31, 2003 AND 2002


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

         INVENTORIES, Continued:

         Inventory sold with the right of price protection and/or right of return is reported as inventory on consignment. There was no consigned inventory at December 31, 2003.

         PRODUCT WARRANTY:

         Due to effective product testing and the short time between the product shipment and the detection and correction of production failures, the warranty accrual and the related expense were not significant for the year ended December 31, 2003.

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

         The estimated service lives of equipment and improvements are as follows:

                  Office equipment                   5 years
                  Testing equipment                  3 years
                  Furniture and fixtures             5 years
                  Computers                          3 years
                  Leasehold improvements             5 years

         WEBSITE DEVELOPMENT COSTS:

         In March 2000 the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") reached a consensus on Issue No. 00-2 for Web Site Development Costs. Website development costs for the years ended December 31, 2003 and 2002 were $-0- and $22,320, respectively.

         CAPITALIZED DEVELOPMENT COSTS:

         Product development costs include costs incurred by the Company to research and develop the P5(TM) product. Product development costs are expensed until such time as the Company determines that a product is technologically feasible. Product development costs are capitalized from such date until such time as product development is substantially complete. Product development costs capitalized will be amortized on the straight-line basis over the estimated useful life of the product, which is estimated to be three years. The Company attained technological feasibility in 2002. No amounts were capitalized after obtaining technological feasibility.

                             ESSENTIAL REALITY, INC.

                           DECEMBER 31, 2002 AND 2001


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

         LONG-LIVED ASSETS:

         In October 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." Although retaining many of the fundamental recognition and measurement provisions of SFAS 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. The statement also supersedes certain provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," and will require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period or periods in which the losses are incurred rather than as of the measurement date, as presently required. We concluded that the effect of adopting this statement had a material impact on our financial position, results of operations, or cash flows. In November 2003, when the Company decided to discontinue its operations, all of the intangible assets and fixed assets that were previously capitalized have been written off as part of the loss from discontinued operations.

         ADVERTISING:

         The Company expenses advertising costs when incurred. Advertising expense totaled $80,730 and $289,400 for the years ended December 31, 2003 and 2002, respectively.

         RESEARCH AND DEVELOPMENT:

         Research and development costs are expensed in the year incurred. These costs totaled $527,000, net of loan receivable of $400,000 (see Note 3) and $1,579,100 for the years ended December 31, 2003 and 2002, respectively. The costs incurred during the year ended December 31, 2003 related to follow-up of the product and final testing of products manufactured. These costs are included in discontinued operations on the statement of operations.

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

         FAIR VALUE OF FINANCIAL INSTRUMENTS:

         The carrying amount of the Company's cash and cash equivalents, accounts receivable, inventories, accounts payable, and accrued expenses (non of which are held for trading) approximates their estimated fair values due to the short-term maturities of those financial instruments. Also, the carrying amounts for secured and unsecured convertible debentures approximate fair value, because the terms offered to the Company are at current market rates.

                             ESSENTIAL REALITY, INC.

                           DECEMBER 31, 2003 AND 2002


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

         COMPREHENSIVE INCOME:

         SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of December 31, 2003 and 2002, the Company has no items that represent other comprehensive income and, therefore, has not included a schedule of comprehensive income in the financial statements.

         STOCK BASED COMPENSATION

         The Company has elected to follow Financial Accounting Standards Board Statement No. 123 (Accounting for Stock-Based Compensation) and accordingly the Company determined compensation costs based on the fair value at the grant date for its stock options.

         A schedule of activity with respect to the Company's stock option plans is as follows:

                                                                             Weighted
                                                             Number         Average of
                                                            of Shares     Exercise Price
                                                            ----------    --------------
               Outstanding at December 31, 2002              1,357,000      $     1.08
               Granted Directors and Employees                  50,000             .35
               Exercised                                            --              --
               Cancelled                                      (297,334)            .88
               Forfeited                                      (128,666)            .85
                                                            ----------      ----------
               Outstanding a December 31, 2003                 981,000      $     1.13
                                                            ==========      ==========

               Options exercisable at December 31, 2003        683,764      $     1.09
                                                            ==========      ==========

         The following tables summarize information about stock options outstanding and exercisable at December 31, 2003:


                                    Weighted          Outstanding
                                    Average           Options                     Options        Exercisable
  Range of         Number of        Remaining         Weighted                    Number         of Weighted
  Exercise         Outstanding      Contractual Life  Average                     Shares         Average
   Prices          Options          in Year           Exercise Price              Exercisable    Exercise Price
---------------------------------------------------------------------------------------------------------------
$0.65 to $1.00     825,600         7.78              $        0.71                 579,957       $        0.70
$1.01 to $4.00     155,400         8.48                       3.36                 103,807                3.32
                 ---------        ---------          --------------               --------
                   981,000         7.89              $        1.13                 683,764       $        1.09
                 =========        =========          ==============               =========      ============


         BASIC AND DILUTED LOSS PER SHARE:

         In accordance with SFAS No. 128, "Earnings Per Share," the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similarly to basic loss per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31, 2003 and 2002, the Company did not include the effects of common stock components because their effect would have been anti-dilutive. As of December 31, 2003 and 2002, the Company had approximately 21,357,746 and 3,406,369, respectively of anti-dilutive securities.

                             ESSENTIAL REALITY, INC.

                           DECEMBER 31, 2003 AND 2002


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

         SEGMENT REPORTING:

         Based on the Company's integration and management strategies, the Company operated in a single business segment. For the years ended December 31, 2003 and 2002, all revenues have been derived from domestic operations.

         NEW ACCOUNTING PRONOUNCEMENTS:

         In December 2003, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition." SAB 104 supersedes SAB 101, "Revenue Recognition in Financial Statements." SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." Additionally, SAB 104 rescinds the SEC's Revenue Recognition in Financial Statements Frequently Asked Questions and Answers ("the FAQ") issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104, which was effective upon issuance. The adoption of SAB 104 did not impact the consolidated financial statements.


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


(3) DISCONTINUED OPERATIONS

          On November 6, 2003, the Board of Directors passed a unanimous resolution to discontinue the operations of the P5(TM) Unit because of the lack of capital and the inability to obtain additional financing. The consolidated financial statements and related notes reflect the financial position, results of operations and cash flows of the Company for these discontinued includes allocations of certain expenses for the P5(TM) Unit.

                             ESSENTIAL REALITY, INC.

                           DECEMBER 31, 2003 AND 2002


(3) DISCONTINUED OPERATIONS, Continued:

          A summary of the income (loss) from discontinued operations for the year ended December 31, 2003 is as follows:


                 Revenue                                    $  234,600
                 Cost of revenue                               230,867
                                                            ----------
                 Gross profit                                    3,733

                 Operating expenses
                 Impairment of fixed assets and
                      Intangible assets                        419,235
                 Sales and marketing                           524,512
                 Product development                           527,015
                 Severance compensation                        204,511
                 Depreciation and amortization                 233,332
                 Inventory valuation adjustment                 78,395
                                                            ----------
                 Total operating expenses                    1,987,000
                                                            ----------

                 Loss from discontinued operations         ($1,983,267)
                                                            ==========


(4) NOTES RECEIVABLE:

         Notes receivable as of December 31, 2003 consisted of the following:

                  Due from former employee                         $ 50,000
                  Less : reserve for collectibility                  50,000
                                                                   ---------
                                                                   $      -
                                                                    =======

         In July 2001, the Company signed an agreement with a third party for the development of the P5(TM). In connection with the agreement, the Company agreed to provide loan advances up to $2,000,000, later increased to $2,700,000, to cover approved development costs. The loan is non-interest bearing and is reduced by qualified development expenses incurred by the developer, and is further reduced by tax credits from a division of the Canadian Government for research, earned by the developer and passed through to the Company. The Company received a General Security Agreement that created a security interest in the developer's equipment, inventory, accounts receivable, intangibles, etc. The loan is payable within two years after each advance unless on demand after the two years at the discretion of ER.

         For the year ended December 31, 2002, the loan balance has been reduced by $1,403,325 of qualified development expenses and $535,092 of research and development credits from the Canadian Government. At December 31, 2002, the remaining receivable was $400,000 and was recorded net of an allowance for reduced tax credits of $52,121.

         On September 16, 2003 the Company executed a Settlement Agreement and Mutual Release where the parties agreed to waive all rights and claims against each other for its past and present services under the Agreement including severance obligations assumed by the developer; and the Company applied against the outstanding Tax Credit Receivable equal to the amount to the developer.

                             ESSENTIAL REALITY, INC.

                           DECEMBER 31, 2003 AND 2002

(4) NOTES RECEIVABLE, CONTINUED:


         As of September 16, 2003 the loan balance has been reduced $1,960,012 of Qualified expenses and $418,773 of research and development credits from The Canadian Government. After taking into account the credits, the remaining receivable totalled $477,309. Included in accounts payable on the agreement date was $366,642 of amounts owed for services rendered. As part of the agreement the receivable was offset against thepayable and a contract termination expense in the amount of $110,669 was recorded and included in product development expense in discontinued operations at December 31, 2003.

         In July, 2002 the Company loaned the former President and COO $50,000 due in one year with interest accruing at 6%. This loan was an advance for a potential bonus the employee may have received in connection with an employment agreement assuming he met all the terms of the agreement. The Company terminated the employee due to cause and accordingly has reflected the advance as still outstanding. However, the Company is unsure of its collectability and has reserved the loan in full at December 31, 2003.


(5)      INVENTORIES:

         Inventories as of December 31, 2003 consisted of finished goods totalling $117,594.

         Subsequent to December 31, 2003, the Company experienced difficulty in selling its P5(TM) glove at its suggested retail pricing and was not able to sell the majority of its inventory at cost to manufacture. Accordingly, it has taken a permanent write down to reflect the selling price in 2004 to market against the remaining finished goods inventory. Included in cost of sales is an impairment adjustment of $78,395 of finished goods for December 31, 2003 and for December 31, 2002 included in operating expenses is impairment of inventory realization of $1,883,207.


(6) OTHER CURRENT ASSET

         Included in other current assets are amounts totaling $205,135 representing funds deposited in an escrow account for the exchange with Alliance (see Note 19 Subsequent Events)

(7) EQUIPMENT AND IMPROVEMENTS:

         A summary as of December 31, 2003 is as follows:

               Furniture and fixtures                              $  3,257
               Leasehold improvements                                 7,569
               Computers                                             17,947
               Office equipment                                      10,433
               Tooling, molds, dies, and equipment                  392,267
                                                                   --------
                                                                    431,473
               Less: accumulated depreciation and amortization      178,028
               Less: Impairment charge (See Note 3)                 253,445
                                                                   --------
                                                                   $     --
                                                                   ========

         Depreciation and amortization expense amounted to $138,468 and $29,194 for the years ended December 31, 2003 and 2002, respectively. When the Company changed its business strategy at the end of 2003, the Company recorded the unamortized balance of $253,445 as an impairment loss because the asset was not fully recoverable.

                             ESSENTIAL REALITY, INC.

                           DECEMBER 31, 2003 AND 2002


(8) INTANGIBLE ASSETS:

         Intangible assets as of December 31, 2003 are as follows:

               Domain name                                         $ 18,000
               Leasehold Improvements                                 7,569
               Product development                                  260,000
               Website                                               22,320
                                                                   --------
                                                                    307,889
               Less: accumulated depreciation and amortization      142,100
               Less: Impairment charge (See Note 3)                 165,789
                                                                   --------
               Intangible, net                                     $     --
                                                                   ========

         Amortization expense for intangible assets amounted to $94,864 and $39,667 for the years ended December 31, 2003 and 2002, respectively. When the Company changed its business strategy at the end of 2003, the Company recorded the unamortized balance of $165,789 as an impairment loss because the asset was not fully recoverable.


(9) SECURED CONVERTIBLE DEBENTURE:

         In November 2002, the Company opened a Subscription Agreement to raise $1,000,000 under an 8% Secured Convertible Debenture (the "Debenture") for a period of 6-months from the date funds are received. As of December 31, 2003, the Company had raised $1,000,000 ($500,000 raised in each year ended December 31, 2003 and 2002). The debenture for $1,000,000 contains a beneficial conversion feature for six months at a conversion price of $1.00. The debenture also contains detachable warrants to acquire 310,500 shares of common stock at an exercise price of $1.00 per share expiring in five years. The Debenture is collateralized by the Company's right, title, and interest in and to all present and future rights to payment of goods and services.

         During the year ended December 31,2003 the Company issued an additional 700,000 warrants to one debt holder under the same terms as the original warrants. The estimated value of the warrants totaled $115,198 and was determined using the Black-Scholes pricing model with the following assumptions: (i) no expected dividends; (ii) a risk-free interest rate of 4.04%; (iii) expected volatility of 83%; and (iv) an expected life of two years. The amount was expensed immediately as the underlying debt has matured.

         In connection with the Debenture in accordance with EITF 00-27, the Company first determined the value of the notes and the fair value of the detachable warrants issued in connection with this convertible debenture. The estimated value of the 310,500 warrants (exclusive of the additional 700,000 warrants discussed above) of $196,187 was determined using the Black-Scholes pricing model with the following assumptions: (i) no expected dividends; (ii) a risk-free interest rate of 4.04%; (iii) expected volatility of 83%; and (iv) an expected life of two years. The face amount of the notes payable of $1,000,000, which had a conversion feature for six months, was proportionately allocated to the note payable and the warrants in the amount of $840,087 and $159,913 ($50,465 for 2003), respectively. The amount allocated to the warrants of $159,913 was recorded as a discount on the note payable. The value of the note payable was then allocated between the note and the beneficial conversion feature, which amounted to $448,331 and $391,756 ($116,756 for 2003), respectively. The combined total discount is $551,670, is being accreted into notes payable as additional interest expense over the remaining life of the note of six months. As of December 31, 2003, the entire $551,670 has been amortized to expense. None of the note balance under this agreement has been converted into common stock as of December 31, 2003.

         As of December 31, 2003, the Company has defaulted on the debt. The debt is no longer convertible as the conversion feature expired on the maturity date of the notes.

                             ESSENTIAL REALITY, INC.

                           DECEMBER 31, 2003 AND 2002


(10) UNSECURED CONVERTIBLE DEBENTURE:

         As of December 31,2003, the Company has $1,717,070 of notes payable that were assumed during the Transaction (as described in Note 1, Nature of Business). These notes bear interest at 8 1/2% per annum. As of December 31, 2003, the Company has accrued $186,735 of interest and it is included in accounts payable and accrued expenses at December 31 2003. The Company has defaulted on these loans.

         In May 2003, the Company issued an 8% Unsecured Convertible debenture for $67,500. The debenture which matures in six months contains a conversion feature at a conversion price of $0.40. The debenture also contains detachable warrants to acquire 42,188 shares of common stock at an exercise price of $0.25 per share expiring in five years. In accordance with EITF 00-27, the Company first determined the value of the notes and the fair value of the detachable warrants issued in connection with this convertible debenture. The estimated value of the 42,188 warrants of $3,746 was determined using the Black-Scholes pricing model with the following assumptions: (i) no expected dividends; (ii) a risk-free interest rate of 4.04%; (iii) expected volatility of 83%; and (iv) an expected life of two years. The proceeds were proportionately allocated to the note payable and the warrants in the amount of $63,951 and $3,549, respectively. The amount allocated to the warrants of $3,549 was recorded as a discount on the note payable. Due to the market price being less than the conversion price no beneficial conversion exists. The discount is being accreted into notes payable as additional interest expense over the remaining life of the note. As of December 31, 2003, all of the $3,549 discount has been amortized to expense. None of the note balance under this agreement has been converted into common stock as of December 31, 2003. The debt and convertibility featured expired without repayment or conversion.

         In June 2003, the Company issued an 8% Unsecured Convertible Debenture for $40,000. The debenture, which matures in six months, contains a conversion feature at a conversion price of $0.40. The debenture contains detachable warrants to acquire 33,000 shares of common stock at an exercise price of $0.25 per share expiring in five years. In accordance with EITF 00-27, the Company first determined the value of the notes and the fair value of the detachable warrants issued in connection with this convertible debenture. The estimated value of the 33,000 warrants of $5,631 was determined using the Black-Scholes pricing model with the following assumptions: (i) no expected dividends; (ii) a risk-free interest rate of 4.04%; (iii) expected volatility of 83%; and (iv) an expected life of two years. The proceeds were proportionately allocated to the note payable and the warrants in the amount of $35,064 and $4,936, respectively. The amount allocated to the warrants of $4,936 was recorded as a discount on the note payable. Due to the market price being less than the conversion price no beneficial conversion exists. The discount is being accreted into notes payable as additional interest expense over the remaining life of the note. As of December 31, 2003, all of the $4,936 discount has been amortized to expense. None of the note balance under this agreement has been converted into common stock as of December 31, 2003.

         From July 2003 to December 31,2003 the Company issued an 8% Unsecured Convertible Debenture for $106,000. The debenture, which matures in six months, contains a conversion feature at a conversion price of $0.40. The debenture contains detachable warrants to acquire 136,228 shares of common stock at an exercise price of $1.25 per share expiring in five years. In accordance with EITF 00-27, the Company first determined the value of the notes and the fair value of the detachable warrants issued in connection with this convertible debenture. The estimated value of the 136,228 warrants of $2,615 was determined using the Black-Scholes pricing model with the following assumptions: (i) no expected dividends; (ii) a risk-free interest rate of 4.04%; (iii) expected volatility of 83%; and (iv) an expected life of five years. The face amount of the notes payable of $106,000 which has a conversion feature of six months, was proportionately allocated to the note payable and the warrants in the amount of $103,422 and $2,574, respectively. The amount allocated to the warrants of $2,574 was recorded as a discount on the note payable. Due to the market price being less than the conversion price no beneficial conversion exits. The discount is being accreted into notes payable as additional interest expense over the remaining life of the note. Of the $2,574 discount, as of December 31, 2003, $1,738 has been amortized to expense. None of the note balance under this agreement has been converted into common stock as of December 31, 2003.

                             ESSENTIAL REALITY, INC.

                           DECEMBER 31, 2003 AND 2002


(10) UNSECURED CONVERTIBLE DEBENTURE, CONTINUED:

         From October 2003 to December 31,2003 the Company issued an 6% Unsecured Convertible Debenture for $310,715. The debenture, which matures in three months, contains a beneficial conversion feature at a conversion price of $0.02. In accordance with EITF 00-27, the Company determined the estimated value of the conversion feature to be $310,715. This estimate was determined using the Black-Scholes pricing model with the following assumptions: (i) no expected dividends; (ii) a risk-free interest rate of 4.04%; (iii) expected volatility of 83%; and
         (iv) an expected life of 1 year. The discount is being accreted into notes payable as additional interest expense over the remaining life of the note. Of the $310,715 discount, as of December 31, 2003, $155,357 has been amortized to expense. None of the note balance under this agreement has been converted into common stock as of December 31, 2003.


(11) EQUITY

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

         On March 10, 2003, the Company entered into an Investment Banking/Advisory Agreement with First Securities USA, Inc. through its SBI USA division ("SBI") engaging SBI as the exclusive financial advisor, for six months in connection with the management of a "PIPE" (private investment in public equity) of equity securities, which may or may not include common stock and warrants to purchase common stock of the Company, on a best efforts basis up to $5,000,000 with a minimum of $3,000,000. The private placement will be structured as a transaction exempt from section 5 of the Securities Act of 1933 and shall comply with section 4(2) of the Securities Act and Regulation D and to permit the initial closing upon the receipt and acceptance by the Company of $3,000,000 for irrevocable subscriptions for the securities up to $5,000,000. The Company paid the Investment Banker a retainer of 25,000 shares of common stock of the Company with a total fair market value, based on the close price of the stock, of $25,250. In addition, the Company will pay a commission in cash equal to 10% of the aggregate gross proceeds of the securities sold, as well as warrants for the purchase of a number of securities equal to 10% of the number of securities sold in the private placement. The warrants will be exercisable for five years at a price equal to 110% of the offering price per security. The agreement was terminated by mutual consent on December 17, 2003. Included in accounts payable is $3,822 for expenses at December 31, 2003.

                             ESSENTIAL REALITY, INC.

                           DECEMBER 31, 2003 AND 2002


(11) EQUITY, CONTINUED:

         On March 14, 2003 the Company retained a consultant for institutional financial public relations for at least two years. As compensation, the Company will issue a five year warrant to purchase up to 250,000 shares of the Company's common stock at a strike price of $1.00 per share; in addition the Company will pay a $10,000 retainer per month for 24 months in the form of the Company's common stock for 240,000 shares in advance and to be registered by the Company at its expense at the earliest time. No services have been performed to date and no warrants or shares have been issued.

         The Company will reimburse the consultant for reasonable out-of-pocket expenses not to exceed $250, without the consent of the Company. The Company will prepay $5,000 and will replenish this monthly to maintain the $5,000 level. No payments have been made to date. The balance owed is in included in accounts payable as of December 31, 2003.

         On April 1, 2003, the Company issued 240,000 shares of common stock to a consultant for services to be rendered over a two year period. The fair market value of the stock of $144,000 was determined based on the closing price of the stock on the date of issuance. The contract amount will be amortized over the contract period. The amount has been offset against equity due to the stock being issued before the services have been rendered. No services have been rendered to date and no shares have been issued.


(12) INCOME TAXES:

         Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which is uncertain. Accordingly, a valuation allowance, in an amount equal to the net deferred tax asset as of December 31, 2003, has been established to reflect these uncertainties. As of December 31, 2002, the deferred tax asset before valuation allowances is approximately $2,032,700 for federal purposes.

         Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to ownership change and continuity of business change limitations provided by the Internal Revenue Code of 1986. The annual limitations may result in the expiration of net operating loss carryforwards before utilization.

         Income tax provision amounted to $-0- for the years ended December 31, 2003 and 2002. A reconciliation of the provision (benefit) for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes as of December 31, 2003 and 2002 is as follows:

                                                                    2003              2002
                                                                 -----------      -----------
               Computed tax at federal statutory rate of 34%     $(1,990,000)     $(2,908,200)
               Reduction for loss from ER LLC                             --          875,500
               Change in valuation allowance                       1,990,000        2,032,700
                                                                 -----------      -----------
                                                                 $        --      $        --
                                                                 ===========      ===========

                             ESSENTIAL REALITY, INC.

                           DECEMBER 31, 2003 AND 2002


(12) INCOME TAXES, Continued:

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 2003 are as follows:

               Deferred tax asset -
                        Net operating losses carry forwards      $ 1,687,000

               Deferred tax liability -
                        Deferred compensation                        517,000
                                                                 -----------
               Net deferred assets before valuation alloance      (1,170,000)
                                                                 -----------

               Valuation allowance                                 1,170,000
                                                                 -----------
               Net deferred tax assets                           $        --
                                                                 ===========

         At December 31, 2003, the Company has available unused net operating losses carry forwards of approximately $7,600,000 for purposes that may be applied against future taxable income and that, if unused, expire through 2023.


(13) RETIREMENT PLAN:

         The Company sponsors a 401(k) contributory plan (the "Plan") for the benefits of employees who are at least 21 years of age. The Company's management determines, at its discretion, any annual contributions. The Company elected not to contribute to the Plan for the years ended December 31, 2003 and 2002.


(14)     WARRANTS:

         A schedule of warrant activity as December 31, 2003 is as follows:

                                                                   Weighed
                                                      Number       Average
                                                    of Shares   Exercise Price
                                                    ---------   ---------------
               Outstanding at December 31, 2002     1,286,211     $    1.68
               Granted                              1,621,916          1.68
               Exercised                                   --            --
               Cancelled                                   --            --
                                                    ---------     ---------
               Outstanding and exercisable at
                   December 31, 2003                2,908,127     $    1.68
                                                    =========     =========

         All of the warrants granted in conjunction with secured convertible debentures and notes payable are disclosed in Notes 8 and 9.

         In connection with the termination of the CEO in February 2003, the Company issued five year warrants to purchase 250,000 shares of common stock. The fair value of the warrants of $117,410 was determined using the Black-Scholes pricing model with the following assumptions: (i) no expected dividends; (ii) a risk free interest rate of 4%; (iii) expected volatility of 80%; and (iv) expected life of five years.

                             ESSENTIAL REALITY, INC.

                           DECEMBER 31, 2003 AND 2002


(14) WARRANTS, CONTINUED:

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


(15) COMMITMENTS AND CONTINGENCIES:

         In April 2003, the Company entered into an operating lease for office and warehouse space in Mineola, New York. The operating lease is effective for 5 years with an option to renew for 3 years. The minimum monthly base rental is $4,500 with annual increases of two hundred per month plus 20% of the increase in real estate taxes over the base year. The lease was terminated on January 31, 2004

         The Company defaulted under its previous location in New York, NY and terminated the lease by forfeiting the security deposit in the amount of $58,050 which satisfied the outstanding debt as of June 30, 2003.

         Rent expense for the years ended December 31, 2003 and 2002 totaled $98,646 and $114,338, respectively.

         The Company is allocated certain equipment lease costs under leases assumed by a company related to a certain member of LCG. The Company is not obligated under the leases but is allocated a portion the minimum payments under the leases. Computer lease expense for the years ended December 31, 2003 and 2002 amounted to $18,137 and $47,667, respectively.

         Employment Agreement

         The Company has an employment agreement with the vice president of marketing and sales. The agreement provides for an annual base salary of $150,000 per year and four months of severance compensation.

         Litigation

         On November 21, 2002, a complaint was filed by MC Squared in United States District Court for the Southern District of New York against us, Humbert Powell III, Chairman of the Board of Directors, Steven Francesco, ex-Chief Executive Officer, David Devor, an officer, and Brian Jedwab, a member of the Board of Directors, alleging breach of a development agreement between us (originally Essential Reality, LLC) and MC Squared. Specifically, the complaint alleges a failure by us to provide a design credit to MC Squared on the packaging for the P5(TM). The complaint seeks specific performance and a recall of all P5(TM) products shipped to date without the design credits on the packaging. We have submitted an answer with counterclaims and have made a motion to dismiss this complaint. On October 15, 2003 the case was settled for $53,643 payable as follows: $3,643 in full payment for royalties due as of July 30, 2003 and $50,000 for "Non-Royalty Settlement" payable in consecutively monthly installments of $2,000 commencing November 15, 2003. The Company may prepay the outstanding balance within 4 months and deduct 25% or within 8 months and deduct 20%. Included in accounts payable at December 31, 2003 is $43,643 related to this transaction.

         On January 21, 2003 a complaint was filed by RDA International, Inc. in the Supreme Court of the State of New York against us seeking payment of $203,264 for work, labor and services performed in connection with advertising, marketing and multimedia programs for the P5(TM). This amount has been accrued at December 31, 2002.

                             ESSENTIAL REALITY, INC.

                           DECEMBER 31, 2003 AND 2002


(15) COMMITMENTS AND CONTINGENCIES, Continued:

         Litigation, continued

         On February 28, 2003, a complaint was filed by Aaron Gavios, a former employee, in The United States District Court for the Southern District of New York against us, Humbert Powell III, Chairman of the Board of Directors, and Brian Jedwab, a member of the Board of Directors, alleging breach of a contract. Specifically, the complaint alleges failure to provide for severance pay, failure to provide stock options and failure to reimburse for automobile lease totaling $120,000, plus interest and legal fees. The Company has accrued $50,000 as of December 31, 2003 for severance to this former employee.

         On April 16, 2003, a complaint was filed by Ziff Davis Media, Inc. in the Supreme Court of the State of New York against the Company (originally, ER LLC) seeking payment of $27,443 for print advertising for the P5(TM). On July 3, 2003 the case was settled for $10,000 payable in 4 installments as follows: $4,000 due July 10, 2003, and the balance of $6,000 in 3 equal installments of $2,000 each payable August 10, September 10, and October 10, 2003. The $10,000 was paid in full as of December 31, 2003.

         On October 10, 2003 a complaint was filed by the Future Network USA f/k/a/ Imagine Media Inc in the Supreme Court of the State of New York, County of New York against Essential Reality, LLC seeking payment of $33,405 plus interest and legal fees for advertising in one of their magazines. The full amount is included in accounts payable and accrued expenses as of December 31, 2003 as no payments have been made.

         On December 4, 2003 a complaint was filed by the CIT Communications Finance Corporation d/b/a/ Avaya Financial Services in the Supreme Court of the State of New York, County of New York against Essential Reality, Inc seeking payment of $38,084 plus interest and legal fees for default in paying the Phone Equipment Lease Agreement dated January 7, 2002. This amount is the total due under the lease agreement. Included in accounts payable and accrued expenses is a total of $537 which is the total of the lease payments owed at December 31, 2003.

         On December 4, 2003 a complaint was filed by the Shapland Creative Design, Inc in the Supreme Court of the State of New York, County of Nassau against Essential Reality, LLC seeking payment of $6,300 plus interest and legal fees for services and materials. The full amount is included in accounts payable and accrued expenses as of December 31, 2003 as no payments have been made.

         We believe we have valid defenses to these claims and intend to vigorously defend ourselves. However, there can be no assurance that we will be successful. The costs associated with these litigations, including the time required to defend ourselves, as well as the potential cost should there be an adverse judgment against us, may have a material adverse effect on our financial condition and results of operation.


(16) RELATED-PARTY TRANSACTIONS:

         The Company had the following related-party transactions for the years ended December 31, 2003 and 2002:

            a. The Company accrued compensation expense of $218,737 and $257,103 for certain officers and shareholders for the years ended December 31, 2003 and 2002, respectively. These amounts are included in due to related parties at December 31, 2003.

            b. Advances from affiliated companies are from entities that are affiliated with certain shareholders of the Company. The advances are payable on demand and bear interest at the rate of 10% per annum. Certain of these advances were satisfied in September 2002, by granting the Company's interest in "other assets" of $22,500 to these entities. At December 31, 2003, $1,712 remains outstanding.

                             ESSENTIAL REALITY, INC.

                           DECEMBER 31, 2003 AND 2002


(16)     RELATED-PARTY TRANSACTIONS, CONTINUED:

            c. Non-interest bearing advances from an affiliate of certain shareholders, LCG Capital Group, LLC, were made in 2001 of which $5,705 was paid in 2002 leaving a balance of $70,912 outstanding at December 31, 2003.

            d. Included in product and development expense is $25,000 and $33,700 for the years ended December 31, 2003 and 2002, respectively, to a company owned by certain shareholders of the Company that have consulted with the Company in the areas of product strategy, design, and development. Balance outstanding at December 31, 2003 equalled $19,030.

            e. Included in general and administrative expenses are costs incurred of $1,323 and $57,672 for the years ended December 31, 2003 and 2002, respectively, by two entities that are related to certain members of LCG Capital Group. Such costs were determined to be allocable costs to the Company and include consulting fees related to business development, employee salaries, occupancy, telephone, and computer leases. In the case of employee salaries, costs are allocated to the Company based on the time each employee conducts business specific to the Company. In the case of the other expenses, costs are allocated based on a percentage of resources used by the Company. Balance at December 31, 2003 equaled $4,039.

            f. Included in general and administrative expenses is $48,116 and $72,000 at December 31, 2003 and 2002, respectively, of marketing expense payable to a company owned by a person related to certain members of the Company who assisted in establishing and executing its marketing programs. Included in accounts payable-related parties is $100,662 of this expense at December 31, 2003.

            g. Included in general and administrative expenses is $80,000 and $7,500 at December 31, 2003 and 2002 for director's fees and $1,107 for out of pocket expenses for December 31, 2003. Included in due to related parties is $88,607 at December 31, 2003.


(17)     CONTRACTUAL OBLIGATIONS/GAME PUBLISHERS-LICENSING AGREEMENTS:

            a. In March 2000, the Company entered into a consulting agreement, which requires the Company to pay the consultant, $0.25 for each of the first 150,000 units of the P5(TM) sold.

            b. In July 2000, Essential Reality, LLC entered into a consulting agreement with MC Squared Incorporated to help manage the relationship with product developers. This consulting agreement replaced a previous Development Agreement executed between Essential Reality, LLC and MC Squared in November 1999. In connection with these agreements MC Squared was paid $250,000. Payments are no longer being made to MC Squared. In September 2000 the consulting agreement terminated and the development process was managed by us internally. MC Squared is a company owned by a person related to certain members of our Board of Directors. Pursuant to such agreement, royalty payments of 1.8% on net sales of the P5(TM)and 9% of the license fees collected with respect to P5(TM) are to be paid indefinitely. As of December 31, 2002, $1,098 was due to MC Squared. MC Squared has sued us in connection with these agreements. On October 15, 2003 the case was settled for $53,643 payable as follows: $3,643 in full for royalties due as of July 30, 2003 and $ 50,000 for "Non-Royalty Settlement" payable in consecutively monthly installments of $2,000 commencing November 15, 2003. The Company may prepay the outstanding balance within 4 months and deduct 25% or within 8 months and deduct 20%. The outstanding balance due MC Square as of December 31, 2003 is $ 46,643. The amount owed for royalties was reduced from 1.8% to 1% for the first $2,500,000 in sales and 5% license revenues. After the first $ 2,500,000 of such sales and licenses Revenues, the royalties shall revert to 1.% and 9% respectively. The royalty owed as of December 31, 2003 amounted to $1,047.

                             ESSENTIAL REALITY, INC.

                           DECEMBER 31, 2003 AND 2002


(17)     CONTRACTUAL OBLIGATIONS/GAME PUBLISHERS-LICENSING AGREEMENTS,
         CONTINUED:

            c. In January 2001, Essential Reality, LLC entered into a memorandum of understanding with Apjay Technologies for the development of certain components of the P5(TM). Pursuant to the memorandum of understanding, we are required to pay royalties of 1% of P5(TM)'s net sales to Apjay Technologies indefinitely. The Company was required to pay a royalty advance of $50,000, of which $15,000 has previously been paid and $35,000 of which is now due because we have incorporated the component developed pursuant to the memorandum of understanding into the P5(TM). Included in the settlement with VR Yad (see Note 4) was the assumption by them of outstanding amount owed by the Company to Apjay.

            d. In July 2001, the Company entered into a development agreement with VR Yad (developer) for the development of certain components of P5(TM). The developer accomplished the objectives set forth in the agreement to complete development of the P5(TM)by June 2002. Consequently, the Company is required to pay base royalties of 1% of net sales generated from P5(TM), indefinitely and additional 0.5% of net sales generated from P5(TM),indefinitely. The royalty expense for the year ended December 31, 2003 and 2002 was $3,538 and $917, respectively. During the period of engagement, and for two years after termination of the relationship, VR Yad was prohibited from developing, manufacturing, marketing or selling any product similar to the products it developed for the Company. The Company expected to utilize the services of VR Yad in the development of additional products, however, alternative sources of development capability have been identified in the event a change of developer is necessary. A settlement and mutual release agreement was entered into the VR Yad during the year ended December 31, 2003 (see Note 4).

            e. In May 2002, the Company placed an order for the manufacture of approximately 35,000 P5(TM)s with a third-party manufacturer. Under the terms of the order, the Company paid a deposit of $100,000 upon placing the order and posted letters of credit in the amount of $2,000,000. As of September 30, 2002, there was $2,000,000 in restricted cash, upon which the letters of credit could be drawn. Beginning in October 2002, the Company began accepting receipt of these goods from the manufacturer, and as of December 24, 2002, $1,842,234 has been drawn against the letters of credit, as payment. The balance of $157,766 was paid on January 30, 2003.

            f. In May 2002, the Company entered into an agreement with a game developer. Under the agreement the game developer was to disclose to the Company the source code for two specific games so that the P5(TM) software can be integrated with the game and use their best efforts to provide reasonable technical assistance to the Company and its developer during the integration process. In addition, the developer was to release software updates enabling current users of the games to use P5(TM). The Company was to be responsible for integration and payment to the game developer of $100,000. As of December 31, 2003 the Company has paid $66,665 and the balance of $33,335 is included in accounts payable.

            g. In August 2002, the Company committed to pay a game publisher a minimum of $35,000. At December 31, 2003, $17,500 was paid with $17,500 included in accounts payable.

            h. In August 2002, the Company committed to pay royalties to a game publisher at the rate of $5.00 per unit. A minimum commitment of $125,000 was required. At December 31, 2003, $62,500 was paid with $62,500 included in accounts payable.

            i. In September 2002, the Company committed to pay royalties to a game publisher at the rate of $1.50 per unit. A minimum of $37,500 was required. At December 31, 2003, $18,750 was paid with $18,750 included in accounts payable.

            j. In September 2002, the Company committed to pay royalties to a game publisher at the rate of $5.00 per unit. A minimum commitment of $187,500 was required. At December 31, 2003, $93,750 is included in accounts payable and the remaining $93,750 agreed to be reversed and not due.

                             ESSENTIAL REALITY, INC.

                           DECEMBER 31, 2003 AND 2002


(18) SEVERANCE AGREEMENTS:

         In January 2003, the Company terminated six personnel consisting of various officers and support staff. The Company is obligated for $291,000 of severance pay contingent upon the Company obtaining installment financing of $1,000,000 minimum, excluding bridge loans. There were no payments as of December 31, 2003.

         In addition, in connection with these severance agreements, the Company is obligated to issue to one of its former officers, five-year warrants to purchase 250,000 shares of common stock at an exercise price of $0.75 per share. See Note 14.


(19) SUBSEQUENT EVENTS:

         On January 26, 2004 a compliant was filed by Empire Inter - Freight Corp. in the Civil Court of the City of New York, County of New York against Essential Reality, Inc. seeking payment of $12,419 plus interest and legal fees for default in paying for freight services in December 19 , 2002. The case was settled for $4,000 in May 2004.

         On February 5, 2004 a complaint was filed by the UBI Soft Entertainment in the Supreme Court of the State of New York, County of Nassau against Essential Reality, LLC seeking payment of $93,750 plus interest and legal fees for services and materials. The full amount is included in accounts payable and accrued expenses as of December 31, 2003 as no payments have been made.

         On April 2, 2004 CCH Incorporated filed a Restraining Notice with the Company's bank HSBC for one year. They are seeking payment of $6,639 for services rendered in 2003 and 2002. This amount has been accrued as of December 31, 2003.

         On May 21, 2004, GE Capital, pursuant to an equipment lease dated October 4, 2002 for 60 months, filed with a collection agent to collect the full amount of the lease in the amount of $21,340. This was due to the Company being behind in its payments for 7 months starting November 1, 2003. The monthly payments in the amount of $450 have been accrued in accounts payable for the payments that are due. The Company has 30 days to respond before a judgment is filed.


         BINDING TERM SHEET AND PRIVATE PLACEMENT

         On February 6, 2004 the Company executed a binding term sheet (the "Term Sheet"), which sets forth the preliminary terms and conditions of a proposed exchange transaction between Essential and AllianceCorner Distributors, Inc ("Alliance" or "ACDI"). This Term Sheet supersedes and replaces the Letter of Intent dated November 6, 2003. As proposed, the shareholders of Alliance would exchange their shares of capital stock in Alliance for shares of common stock of Essential.

         Upon the closing of the exchange, as currently contemplated, the shareholders of Alliance will own common stock representing approximately 49.36% of the outstanding capital stock of the Company before dilution.

         The consummation of the transaction is contingent on a number of factors, including but not limited to, the completion of due diligence and the execution of a definitive agreement. There can be no assurance that the exchange will be consummated or, if consummated, that it will be consummated on the terms set forth in the Term Sheet.

                             ESSENTIAL REALITY, INC.

                           DECEMBER 31, 2003 AND 2002


(19) SUBSEQUENT EVENTS, CONTINUED

         As part of the exchange, the Company is required to raise funds to complete the transaction. The Company, therefore, is offering 1,174,486 shares of Series A 6% Convertible Non Redeemable Preferred Shares (the "Preferred Shares"), through a private placement offering ("PPO"). Each Preferred Share shall entitle the holder the right to receive seven hundred (700) shares of common stock of the Company. The Preferred Shares shall convert automatically upon the effectiveness of a certificate of amendment to the Company's Articles of Incorporation duly filed with the Secretary of State of Nevada authorizing a sufficient number of shares of common stock of the Company to enable the conversion of all Preferred Shares to convert in to common stock of the Company. The Preferred Shares shall pay a 6% payable in kind dividend until such time as the Company has enough common shares to convert all the Preferred Shares being offered into common stock of the Company. The Preferred Shares shall be entitled to vote one vote per share on an as converted basis on all matters on which holders of the Company's common stock are entitled to vote.

         If all shares are sold, the approximate net proceeds to the Company would be $2,890,000.

         The investors in the stated PPO shall agree to grant to ACDI an irrevocable proxy (the "Voting Proxy") with the power to vote any and all of the Company's common stock held by the Investors received directly in conjunction with the PPO either through conversion of debt or the issuance of new Units. The Voting Proxy shall apply pro rata to the Specific Investors and only to those shares of ESSR common stock held by the Specific Investors necessary to give ACDI control of 50.1% of the voting stock of ESSR outstanding at all relevant times. The Voting Proxy shall remain in effect so long as the Specific Investors hold any shares of ESSR common stock received directly in conjunction with the transactions contemplated herein and for the avoidance of doubt the Voting Proxy shall apply only to such shares.

         All securities issued pursuant to the exchange will be "restricted" stock and be subject to all applicable re-sale restrictions specified by federal and state securities laws.

         The exchange shall include closing conditions including the following:
         (i) consummation of all required definitive instruments and agreements, including, but not limited to, the Exchange Agreement all in a form reasonably satisfactory to the parties thereto; (ii) obtaining all necessary board and third party consents, (iii) satisfactory completion by ESSR and ACDI of all necessary technical and legal due diligence, and (iv) receipt of the Voting Proxy.

         There can be no assurance that the exchange will be consummated or, if consummated, that it will be consummated on the terms set forth in the Term Sheet.

         The change in business conditions in the fourth quarter and the execution of the letter of intent resulted in the recognition of operations of the Company as related to the P5(TM), as discontinued operations in accordance with SFAS 144 and the sale of the entire inventory that was on hand as of December 31, 2003 at a value of $6.00 per unit in the first quarter of 2004.

         On November 20, 2003 $225,000 was deposited in the escrow account with Counsel to Alliance pursuant to the Letter of Intent dated November 6, 2003. Alliance shall be entitled to draw on such funds to pay expenses for accounting, legal and other expenses related to the binding term sheet noted above.

         If the transaction is terminated by any party for any reason, Alliance shall direct the escrow agent to release to Essential Reality any remaining balance.

                             ESSENTIAL REALITY, INC.

                           DECEMBER 31, 2003 AND 2002


(19) SUBSEQUENT EVENTS, CONTINUED:

         Alliance shall also refund to Essential Reality any portion of the $225,000 that was released from escrow if both the following conditions have occurred:

            1. After December 31, 2003 Alliance has withdrawn from the transaction due to any non-material adverse changes, and

            2. Essential Reality has made securely funded arrangements to fund expenses that exceed the $225,000 deposited in escrow. The balance is $158,088 as of March 31, 2004.

         Pursuant to the Binding Term Sheet the Company signed an Investment Banking Agreement with Sunrise Securities Corp. a registered broker/dealer with National Association of Securities Dealers. Sunrise will use its "bests efforts" to raise the money provided for in the PPO a minimum of $2,500,000 under the terms and conditions of the PPO. We will pay the Investment Banker a $25,000 nonrefundable retainer fee and financing fees equal to 10% of the gross proceeds of such financing payable to Sunrise in cash and warrants issued to Sunrise to purchase on the same terms 10% of the securities in such financing. Upon closing the Financing, the company shall pay Sunrise a financing fee payable in a form at the sole election of Sunrise of either (i) cash fee equal to 10% of the gross proceeds or (ii) the Company shall issue the number of shares of Common Stock equal to 11% of the aggregate number of fully diluted and/or converted shares of Common Stock and/or Commmon Stock equivalents (including but not limited to Units) purchased by Investors . In addition , the Company shall issue warrants to purchase Common Stock equal to 10% of the aggregate number of the fully diluted and or converted shares of Common Stock equivalents. The warrants shall be purchased for a nominal sum and shall be exercisable for a period five years from the date of closing with an exercise price per share equal to the effective per share price paid by the Investors for the securities. In the event the agreement is not renewed or terminated, Sunrise will be entitled to a full fee for which discussions were conducted during the term of the agreement by the Company or by Sunrise within twelve months. In addition to the fees, Sunrise will be reimbursed for all reasonable fees and disbursements of Sunrise outside counsel and Sunrise travel and out of pocket expenses associated with the financing up to $25,000 without Company approval. The Company shall also reimburse the reasonable fees and disbursements of small business Investment counsel, if any, incurred in connection with Financing not to exceed 1% of the SBIC's allocation in such financing.

         The Company has signed a retainer agreement with Gottlieb & Partners, LLP as its special counsel for drafting and filing all required regulatory documents pursuant to the terms and conditions set forth in the Binding Term Sheet dated January 2004. The company agrees to pay a flat fee for legal services in the amount of $60,000 to be payable at the closing from the escrow of the Private Placement Offering.

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

10.2* Manufacturing Agreement with V-Tech Communications Ltd entered into as of May 15, 2002.

10.3*    Development Agreement with VR Yad dated as of July 1, 2001.

10.4*    Consulting / Advisor Agreement with Abrams Gentile Entertainment, Inc.
         dated as of February 1, 2001.

10.5*    Agreement with BusinessDevelopment.com LLC dated as of December 13,
         2000. Amendment with Business Development.com LLC dated as of December
         1,2001

10.6*    Investment Banking/Advisor Agreement with SBI USA, a division of First
         Securities USA, Inc., dated March 10, 2003.

10.7*    Form of Investment Banking Agreement between Sunrise Security Corp. and
         Essential Reality Inc.

11.      Statement re Computation of Per Share Earnings.**

21.      Subsidiaries of Registrant.* - None

24.1*    Power of Attorney (included on signature page hereto).

31.1*    Certification of Chief Executive Officer Pursuant to Section 906 of the
         Sarbanes-Oxley Act of 2002.

31.2*    Certification of Chief Financial Officer Pursuant to Section 906 of the
         Sarbanes-Oxley Act of 2002.

32.1*    Certification of Chief Financial Officer Pursuant to Section 302 of the
         Sarbanes-Oxley Act of 2002.

32.2*    Certification of Chief Financial Officer Pursuant to Section 302 of the
         Sarbanes-Oxley Act of 2002.



--------------
*        Filed herewith.
**       Information required to be presented in Exhibit 11 is now provided in note 1 to the 2003 Annual Report to Shareholders in accordance with the provisions of FASB Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share.