Form 10QSB
period 2004-03-31
ESSENTIAL REALITY INC
filed 2004-06-29
CIK 1115463

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

|_| Yes |_| No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 31, 2004 there were 18,588,110 shares of the issuer's Common Stock, par value $.001 per share, issued and outstanding.

          TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT |_| YES |X| NO

                         PART I - FINANCIAL INFORMATION

                                                                         Pages

Item 1 - Financial Statements

    Condensed Balance Sheet as of March 31, 2004 (Unaudited)               3

    Condensed Statements of Operations for the three
    months ended March 31, 2004 and 2003 (Unaudited)                       4

    Condensed Statements of Cash Flows for the three months
    ended March 31,2004 and 2003 (Unaudited)                             5 - 6

    Notes to Condensed Financial Statements (Unaudited)                  7 - 16

Item 2 - Management's Discussion and Analysis                           17 - 30

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                              31 - 32

Item 2 - Changes in Securities                                             32

Item 3 - Defaults Upon Senior Securities                                   32

Item 4 - Submission of Matters to a Vote of Security Holders               32

Item 5 - Other Information                                                 32

Item 6 - Exhibits and Reports on Form 8-K                                  33

                  ESSENTIAL REALITY, INC. (FORMERLY JPAL, INC.)

                       CONDENSED BALANCE SHEET (UNAUDITED)
                                 March 31, 2004


                                     ASSETS

Prepaid and other current assets                                    $   198,958
                                                                    ===========



                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:

    Book overdraft                                                  $       280
    Accounts payable and accrued expenses                             2,317,099
    Loan payable unsecured                                               25,000
    Due to related parties                                              503,699
    Secured convertible debenture                                     1,000,000
    Notes payable (net of deferred interest of $142)                  2,241,143
                                                                    -----------
           Total current liabilities                                  6,087,221

Commitments and contingencies

Stockholders' deficit:

    Common stock, $0.001 par value; 50,000,000 shares authorized;
        18,588,110 issued and outstanding                                18,588
    Additional paid-in capital                                       15,003,142
    Deferred exchange costs                                            (108,396)
    Accumulated deficit                                             (20,801,597)
                                                                    -----------

           Total stockholders' deficit                               (5,888,263)
                                                                    -----------

                                                                    $   198,958
                                                                    ===========



See notes to condensed financial statements

                  ESSENTIAL REALITY, INC (FORMERLY JPAL, INC.)

                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                 Three Months ended March 31,
                                                                 ---------------------------
                                                                      2004           2003
                                                                  -----------    -----------
REVENUE                                                           $        --    $        --

COST OF REVENUE                                                            --             --
                                                                  -----------    -----------
GROSS LOSS                                                                 --             --
                                                                  -----------    -----------
OPERATING EXPENSES:
     General and administrative expenses                               92,184        292,013
     Stock-based compensation                                              --        806,742
                                                                  -----------    -----------
TOTAL OPERATING EXPENSES                                               92,184      1,098,755
                                                                  -----------    -----------
LOSS from operations                                                  (92,184)    (1,098,755)
                                                                  -----------    -----------

Other income (expense)

     Interest income                                                       --          1,065
     Interest expense                                                (222,100)      (739,391)
                                                                  -----------    -----------
         Total other income (expense)                                (222,100)      (738,326)
                                                                  -----------    -----------

LOSS BEFORE PROVISION FOR INCOME TAXES                               (314,284)    (1,837,081)

PROVISION FOR INCOME TAXES                                                 --             --
                                                                  -----------    -----------

Loss from continuing operations                                      (314,284)    (1,837,081)

Discontinued Operations:

   Loss from operations, net of tax effect of $0                     (122,200)      (816,635)
                                                                  -----------    -----------

NET LOSS                                                          $  (436,484)   $(2,653,716)
                                                                  ===========    ===========

NET LOSS PER SHARE - BASIC AND DILUTED
    Continuing operations                                         $     (0.01)   $     (0.10)
    Discontinued operations                                             (0.01)         (0.05)
                                                                  ===========    ===========
Basic and diluted loss per share                                  $     (0.02)   $     (0.15)
                                                                  ===========    ===========

NUMBER OF WEIGHTED AVERAGE SHARES - BASIC AND DILUTED              18,588,110     18,251,444
                                                                  ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                  ESSENTIAL REALITY, INC. (FORMERLY JPAL, INC.)

                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                      Three months ended
                                                                          March 31,
                                                                  --------------------------
                                                                      2004           2003
                                                                  -----------    -----------
Cash flows used for operating activities:
  Net loss                                                        $  (436,484)   $(2,653,716)

 Adjustments to reconcile net loss to net cash
  used for operating activities:
  Depreciation and amortization                                            --         57,888
  Amortization of discount related to BCF                                 785        120,187
  Amortization of Non-cash compensation                                    --        831,992
  Imputed interest on conversion of debt instrument                   155,358        565,529
  Change in inventory reserve                                              --        (45,118)
 Changes in assets and liabilities:
  (Increase) decrease in assets:
   Accounts receivable                                                     --         17,296
   Inventories                                                        117,594         77,353
   Notes receivable                                                        --        (31,187)
   Deferred financing cost                                                 --        (25,250)
   Other assets                                                            --             --
   Other current assets                                                38,750         47,764
  Increase in liabilities:

   Accounts payable and accrued expenses                              125,174        379,891
                                                                  -----------    -----------
   Net cash used for operating activities                              (1,177)      (657,371)
                                                                  -----------    -----------
Cash flows used for investing activities:

 Payments for purchases of equipment                                       --         (1,750)
                                                                  -----------    -----------
Cash flows provided by financing activities:

 Book overdraft                                                         1,177             --
 Proceeds from sale of securities                                          --        100,000
 Proceeds from loan payable - unsecured                                    --         25,000
 Proceeds from Secured Convertible Debenture                               --        417,500
  Due to related parties                                                   --          6,732
  Repayment of notes payable                                               --        (56,842)
                                                                  -----------    -----------
      Net cash provided by financing activities                         1,177        492,390

Net increase (decrease) in cash                                            --       (166,731)
Cash and cash equivalents, beginning of period                             --        188,858
                                                                  -----------    -----------
Cash and cash equivalents, end of period                          $        --    $    22,127
                                                                  ===========    ===========
Supplemental disclosure of cash flow information:

  Interest paid                                                   $        --    $    38,675
                                                                  ===========    ===========
  Income tax paid                                                 $        --    $        --
                                                                  ===========    ===========
Non-cash investing and financing activities:

  Issuance of common stock for consulting fees                    $        --    $    25,250
                                                                  ===========    ===========
  Discount recorded related to warrants and beneficial
  conversion feature of convertible debentures                    $        --    $    84,721
                                                                  ===========    ===========

                             ESSENTIAL REALITY, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                            MARCH 31 2004 (UNAUDITED)

1. BASIS OF PRESENTATION, ORGANIZATION AND OTHER MATTERS

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These financial statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10 KSB for the year ended December 31, 2003. In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included in the accompanying unaudited condensed financial statements.

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

On November 6, 2003 the Board of Directors passed a unanimous resolution to discontinue the sales of the P5(TM) Unit, a virtual controller because of the lack of capital and the ability to raise additional funds. It is the intension to pursue the exchange of AllianceCorner Distributors Inc. a privately held wholesale distributor of interactive video games and gaming products. On February 5, 2004 the Company signed a binding term sheet outlining a proposed exchange contingent on a number of factors.

BASIS OF PRESENTATION:

The accompanying financial statements have been prepared based on the Company discontinuing its operations. All revenues and expenses related to the P5(TM) have been included as discontinued operations on the statement of operations. The Company sold the last of its inventory during the three months ended March 31, 2004. The Company is now being treated as a publicly traded shell.

1. BASIS OF PRESENTATION, ORGANIZATION AND OTHER MATTERS

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America that contemplate continuation of the Company as a going concern. However, the Company has reported a net loss of $436,484 for the three months ended March 31, 2004, and has an accumulated deficit of $20,365,112 at March 31, 2004 and the Company's current liabilities exceeded its current assets by $5,888,263. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. This factor raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

STOCK BASED COMPENSATION

The Company has elected to follow Financial Accounting Standards Board Statement No. 123 (Accounting for Stock-Based Compensation) and accordingly the Company determined compensation costs based on the fair value at the grant date for its stock options.

A schedule of activity with respect to the Company's stock option plans is as follows:

                                                               Weighed
                                                Number         Average of
                                                of Shares      Exercise Price
                                                -----------    ---------------
Outstanding at December 31, 2003                    981,000    $          1.13
Granted Directors and Employees                          --                 --
Granted Advisors and Consultants                         --                 --
Exercised                                                --                 --
Forfeited                                          (288,000)              1.70
                                                -----------    ---------------
Options outstanding March 31, 2004                  693,000    $           .89
                                                ===========    ===============
Options exercisable at March 31, 2004               560,834    $           .91
                                                ===========    ===============

The following tables summarize information about stock options outstanding and exercisable at March 31, 2004:

                                 Weighted            Outstanding
                                 Average             Options       Options            Exercisable
Range of         Number of       Remaining in        Weighted      Number             of Weighted
Exercise         Outstanding     Contractual Life    Average       Shares             Average
Prices           Options         in Year Exercise    Price         Exercisable        Exercise Price
-------------    -----------     ----------------    -----------   -----------        --------------
$.65 to $1.00        618,000           7.29          $       .67       495,994            $ .66
1.01 to $4.00         75,000           8.23                 2.67        64,840             2.83
                 -----------           ----          -----------   -----------            -----
                     693,000           7.39          $       .89       560,834            $ .91

2. SECURED CONVERTIBLE DEBENTURE:

As of March 31, 2004, the Company has defaulted on the debt. The debt is no longer convertible as the conversion feature expired on the maturity date of the notes.

3. NOTES PAYABLE:

Notes payable as of March 31, 2004 is as follows:

    8 1/2% notes assumed during the transaction.
    All in default.                                               $1,717,070

    8.0% unsecured convertible debenture.  Debt and
    convertibility feature have expired.                             107,500

    8.0% unsecured convertible debenture.  Discount
    remaining under EITF 00-27 related to warrants
    equals $142.                                                     105,858

    6.0% unsecured convertible debenture.  Beneficial
    conversion feature calculated and fully amortized.               310,715
                                                                 -----------
                                                                  $2,241,143
                                                                 ===========

4. WARRANTS:

The Company has 2,908,127 warrants outstanding and exercisable at an average exercise price of $1.68 per share at March 31, 2004.


5. COMMITMENTS

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

As part of the exchange, the Company is required to raise funds to complete the transaction. The Company is therefore offering 1,174,486 shares of Series A
6% Convertible Non Redeemable Preferred Shares (the "Preferred Shares"), through a private placement offering ("PPO"). Each Preferred Share shall entitle the holder the right to receive seven hundred (700) shares of common stock of the Company. The Preferred Shares shall convert automatically upon the effectiveness of a certificate of amendment to the Company's Articles of Incorporation duly filed with the Secretary of State of Nevada authorizing a sufficient number of shares of common stock of the Company to enable the conversion of all Preferred Shares to convert in to common stock of the Company. The Preferred Shares shall pay a 6% payable in kind dividend until such time as the Company has enough common shares to convert all the Preferred Shares being offered into common stock of the Company. The Preferred Shares shall be entitled to vote one vote per share on an as converted basis on all matters on which holders of the Company's common stock are entitled to vote. If all shares are sold, the approximate net proceeds to the Company would be $2,860,000.

Certain investors in the stated PPO shall agree to grant to ACDI an irrevocable proxy (the "Voting Proxy") with the power to vote any and all of the Company's common stock held by such investors received directly in conjunction with the PPO either through conversion of debt or the issuance of shares of preferred stock of the Company. The Voting Proxy shall apply pro rata to such investors of the voting stock of ESSR held by such investors outstanding at all relevant times. The Voting Proxy shall remain in effect so long as such investors hold any shares of ESSR voting stock received directly in conjunction with the transactions contemplated herein and for the avoidance of doubt the Voting Proxy shall apply only to such shares.

All securities issued pursuant to the exchange will be "restricted" stock and be subject to all applicable re-sale restrictions specified by federal and state securities laws.

The exchange shall include customary closing conditions including the following:
(i) consummation of all required definitive instruments and agreements, including, but not limited to, the Exchange Agreement all in a form reasonably satisfactory to the parties thereto; (ii) obtaining all necessary board and third party consents, (iii) satisfactory completion by ESSR and ACDI of all necessary technical and legal due diligence, (iv) receipt of the Voting Proxy.

There can be no assurance that the exchange will be consummated or, if consummated, that it will be consummated on the terms set forth in the Term Sheet.

The change in business conditions in the fourth quarter ended December 31, 2003 and the execution of the letter of intent resulted in the recognition of the operations of the Company as relate to the P5(TM) as discontinued operations in accordance with SFAS No. 144 and the sale of the entire inventory that was on hand as of December 31, 2003 at a value of $6.00 per unit in the first quarter of 2004.

On November 20, 2003 $225,000 was deposited in an escrow account with Counsel to Alliance pursuant to the Letter of Intent dated November 6, 2003. Alliance shall be entitled to draw on such funds to pay expenses for accounting, legal and other expenses related to the binding term sheet noted above. As of March 31, 2004 the balance remaining is approximately $158,000.

If the transaction is terminated by any party for any reason, Alliance shall direct the escrow agent to release to Essential Reality any remaining balance.

Alliance shall refund to Essential Reality any portion of the $225,000 that was released from escrow if both of the following conditions have occurred:

      1. After December 31, 2003 Alliance has withdrawn from the transaction due to any non-material adverse changes, and

      2. Essential Reality has made securely funded arrangements to fund expenses that exceed the $225,000 deposited in escrow.

Pursuant to the Binding Term Sheet the Company signed an Investment Banking Agreement with Sunrise Securities Corp. a registered broker/dealer with National Association of Securities Dealers. Sunrise will use its "bests efforts" to raise the money provided for in the PPO a minimum of $2,800,000 net proceeds under the terms and conditions of the PPO. The Company will pay the Investment Banker a $25,000 nonrefundable retainer fee and financing fees equal to 10% of the gross proceeds of such financing payable to Sunrise in cash and warrants issued to Sunrise to purchase on the same terms 10% of the securities in such financing. Upon closing the Financing, the company shall pay Sunrise a financing fee payable in a form at the sole election of Sunrise of either (i) cash fee equal to 10% of the gross proceeds or (ii) the Company shall issue the number of shares of Common Stock equal to 11% of the aggregate number of fully diluted and/or converted shares of Common Stock and/or Commmon Stock equivalents (including but not limited to Units) purchased by Investors . In addition , the Company shall issue warrants to purchase Common Stock equal to 10% of the aggregate number of the fully diluted and or converted shares of Common Stock equivalents. The warrants shall be purchased for a nominal sum and shall be exercisable for a period five years from the date of closing with an exercise price per share equal to the effective per share price paid by the Investors for the securities. In the event the agreement is not renewed or terminated, Sunrise will be entitled to a full fee for which discussions were conducted during the term of the agreement by the Company or by Sunrise within twelve months. In addition to the fees, Sunrise will be reimbursed for all reasonable fees and disbursements of Sunrise outside counsel and Sunrise travel and out of pocket expenses associated with the financing up to $25,000 without Company approval. The Company shall also reimburse the reasonable fees and disbursements of small business Investment counsel, if any, incurred in connection with Financing not to exceed 1% of the SBIC's allocation in such financing.

6. SUBSEQUENT EVENT:

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

Essential Reality, LLC was organized in 1999 as a developer of real-time tracking and sensory technologies. From its formation through the date of its dissolution as a result of the business combination, it was involved in research and development, marketing, entering into strategic relationships and hiring key employees in connection with the final production, sale and distribution of the P5(TM). The P5(TM), a virtual controller, is a glove-like peripheral device that enables users to control the action on a screen through simple hand movements, rather than complicated keystroke and mouse combinations. This product is based on patented, and several patent-pending, technologies that address technological limitations of current devices, such as the mouse, hand-held game controllers and joysticks. The P5(TM) is engineered to capture five-finger bend sensitivity enabling gesture recognition, combined with an optical tracking technology that captures the movement of the hand in 3D space, without the use of a mouse, joystick, keyboard or the like. For example, if a user is trying to open a door while playing an adventure game, the P5(TM) allows the user to make the hand motion of opening a door and see the door open simultaneously with the motion, as opposed to the user pressing a button and seeing the door open immediately thereafter. To date, the P5(TM) is the only product that we have developed and marketed. Due to less than expected sales of the P5(TM), we changed our focus and on November 6, 2003, the Board of Directors passed a unanimous resolution to discontinue the operations of the P5(TM) Unit because of the lack of capital and the inability to obtain additional financing. The operations were discontinued in December 2003 and the inventory was sold during the first quarter of 2004.

CRITICAL ACCOUNTING POLICIES

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

Included in Discontinued Operations is the following:

Revenue. For the three months ended March 31, 2004, the Company recognized product-related revenues in the amount of $112,884 as compared to $43,522 for the three months ended March 31, 2003. The increase in our revenue resulted from the liquidation of the inventory at $6.00 per unit.

Cost of Revenue. For the three months ended March 31, 2004, cost of revenue totaled $117,594 compared to $102,415 cost of revenue for the three months ended March 31, 2003. The increase was the result of liquidating the inventory and the recapture of the inventory reserve.

Product development expense. For the three months ended March 31, 2004 product development expense totaled $0 compared to $145,075 for the three months ended March 31, 2003, respectively. The decrease of $145,075 compared to the three months ended March 31, 2004 was primarily due to the completion of the manufacturing of the P5TM product during 2002 and the discontinuing of operations in 2003.

Sales and marketing expense. For the three months end March 31, 2004 sales and marketing expense totaled $25,000 compared to $260,268 for the three months ended March 31, 2003. The decrease of $235,268, was primarily due to the discontinuing of operations at the end of 2003.

Severance compensation for the three months ended March 31, 2004 of $0 compared to $204,511 expenses for the three months ended March 31, 2003 is due to six former employees. No payments have been made to date.

Included in operating expenses is the following:

General and administrative expenses. For the three months ended March 31, 2004 general and administrative expenses totaled $92,184, compared to $292,013 for the three months March 31, 2003. The decrease of $199,829, compared to the three months ended March 31, 2003 was primarily the result of discontinuing of operations at the end of November 2003. Due to the discontinued operations there was a decrease of $87,825 in salaries and benefits, decrease in consultants of $33,500, and a decrease in professional fees of $124,823. Included in general and administrative expenses are costs incurred of $0 for the three months ended March 31, 2004 compared to $31,444 for the three months ended March 31, 2003 related to Business Development.com and Hymax Group, LLC. These companies are related to certain members of LCG Capital Group. Such costs include consulting fees, employee salaries, occupancy, telephone and computer leases allocated to the Company. In the case of employee salaries, costs are allocated to us based on the time each employee conducts business specific to us. In the case of the other expenses, costs are allocated based on a percentage of resources used by us. In our opinion, allocated expenses incurred from related parties approximate fair market value.

Stock based compensation for the three months ended March 31, 2004 totaled $0, compared to $806,742 for the three months ended March 31, 2003. The non-cash charge was related primarily to amortization of deferred compensation for stock options and warrants issued to employees, directors, advisors and consultants and stock and warrants issued to consultants for services rendered.

INCOME (EXPENSE) Interest income for the three months ended March 31, 2004 totaled $0 compared to $1,065 for the three months ended March 31, 2003. The decrease of $1,065 was due to a decrease of available cash balances because if the Company discontinuing operations.

Interest expense for the three months ended March 31, 2004 totaled $222,100 compared to $739,391 for the three months ended March 31, 2003. The decrease of $517,291 related primarily to Notes Payable, accreted interest on warrants and the convertible notes issued at the time of the merger and subsequent financing during the three months ended March 31, 2003, described in "Liquidity and Capital Resources" below.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception through March 31, 2004 we had accumulated deficit of $20,801,597 and expect to continue to incur losses for the foreseeable future. We have financed our operations primarily through bridge loans and private placements described in the overview.

For the three months ended March 31, 2004 net cash used in operating activities decreased from $657,371 to $1,177 a net decrease of $656,193 as compared to the three months ended September 30, 2002. The decrease in cash used in operating activities was due to the Company's discontinuation of its operations related to the development and sale of the P5(TM). Net cash and cash equivalents used in operations for the three months ended March 31, 2004 consisted of net loss of $436,484 less non cash items consisting of amortization of discount relating to BCF of $155,358, imputed interest on conversion of debt instrument $785 and increase in accounts payable of $32,685.

Net cash used in investing activities for the three months ended March 31, 2004 decreased from $1,750 to $0 a net decrease of $1,750 as compared to the three months ended March 31, 2004. The decrease primarily the result of the production equipment purchased in 2003 when manufacturing started.

Net cash provided by financing activities for the three months ended March 31, 2004 decreased from $492,390 to $1,177 a net decrease of $491,213 as compared to the three months ended March 31, 2003. The change was due to the Company Not having any significant financing activities during the current period.

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

CONSIDERATIONS AND RISKS RELATING TO OUR BUSINESS AND THE COMPANY

On November 6, 2003 the Board of Directors passed a unanimous resolution to discontinue the sales of the P5(TM) Unit, a virtual controller because of the lack of capital and the ability to raise additional funds. It is the intension to pursue the exchange of AllianceCorner Distributors Inc. a privately held wholesale distributor of interactive video games and gaming products. On February 5, 2004 the Company signed a binding term sheet outlining a proposed exchange contingent on a number of factors.

Fluctuations in operating results may affect our stock price.

Our operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control. These factors include: (i) the amount and timing of capital expenditures and other costs relating to the implementation of our business plan, including acquisitions of, and investments in, competing or complementary companies or technologies; (ii) our introduction of new products or services or by our competitors; (iii) (iii) regulatory changes; and (vi) general economic conditions and economic conditions specific to the industry in which we operate. As a strategic response to changes in the competitive environment, we may from time to time make certain pricing, service, or marketing decisions or acquisitions that could have a material adverse effect on our business, prospects, financial condition, and results of operations.

We do not expect to pay cash dividends in the foreseeable future.

We have not paid dividends or other distributions and do not intend to pay cash dividends or other cash distributions for the foreseeable future. In addition, we may enter into agreements with lenders or other financing parties that restrict or prohibit the payment of dividends or other distributions. Accordingly, no assurance can be given that we will pay any dividend or other distributions to the holders of our capital stock.

No active trading market for our common stock currently exists, and we cannot assure potential investors that a larger market will ever develop or be maintained. The market for our common stock is likely to be volatile and many factors may affect the market. These include, for example:

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

FORWARD LOOKING STATEMENTS

The foregoing Management's Discussion and Analysis includes "forward looking statements" within the meaning of Rule 175 under the Securities Act of 1933, as amended, and Rule 3b-6 under the Securities Act of 1934, as amended, including statements regarding, among other items, the Registrant's business strategies, continued growth in the Registrant's markets, projections, and anticipated trends in the Registrant's business and the industry in which it operates. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. These forward- looking statements are based largely on the Registrant's expectations and are subject to a number of risks and uncertainties that are beyond the Registrant's control. The Registrant cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, among others, the following: reduced or lack of increase in demand for the Registrant's products or services, competitive pricing pressures and changes in the level of expenses incurred in the Registrant's operations. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this document will in fact transpire or prove to be accurate. The Registrant disclaims any intent or obligation to update "forward looking statements."

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management including acting Chief Financial Officer. Based upon that evaluation and acting Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On November 21, 2002, a complaint was filed by MC Squared in United States District Court for the Southern District of New York against us, Humbert Powell, Chairman of the Board of Directors, Steven Francesco, ex-Chief Executive Officer, David Devor, an officer and Brian Jedwab, a member of the Board of Directors, alleging breach of a development agreement between us (originally Essential Reality, LLC) and MC Squared. Specifically, the complaint alleges a failure by us to provide a design credit to MC Squared on the packaging for the P5(TM). The complaint seeks specific performance and a recall of all P5(TM) products shipped to date without the design credits on the packaging. We have submitted an answer with counterclaims and have made a motion to dismiss this complaint. On October 15, 2003 the case was settled for $53,643 payable as follows: $3,643 in full payment for royalties due as of July 30, 2003 and $50,000 for "Non-Royalty Settlement" payable in consecutively monthly installments of $2,000 commencing November 15, 2003. The Company may prepay the outstanding balance within 4 months and deduct 25% or within 8 months and deduct 20%. The Company paid only $10,000 in 2003 and included in accounts payable and accrued expenses is $43,643 at March 31, 2004.

On January 21, 2003 a complaint was filed by RDA International, Inc. in the Supreme Court of the State of New York against us seeking payment of $235,078 for work, labor and services performed in connection with advertising, marketing and multimedia programs for the P5(TM). This amount has been accrued at December 31, 2002.

On February 28, 2003, a complaint was filed by Aaron Gavios, a former employee of ours, in The United States District Court for the Southern District of New York against us, Humbert Powell, Chairman of our Board of Directors and Brian Jedwab, a member of our Board of Directors, alleging breach of a contract. Specifically, the complaint alleges failure to provide for severance pay, failure to provide stock options and failure to reimburse for automobile lease totaling $120,000, plus interest and legal fees. The Company has accrued $50,000 as of March 31, 2004 for severance to this former employee as this is the amount the Company believes is actually owed.

On April 16, 2003, a complaint was filed by Ziff Davis Media, Inc. in the Supreme Court of the State of New York against the Company (originally, ER, LLC) seeking payment of $27,443 for print advertising for the P5(TM). On July 3, 2003 the case was settled for $10,000 payable in 4 installments as follows: $4,000 due July 10, 2003, and the balance of $6,000 in 3 equal installments of $2,000 each payable August 10, September 10, and October 10, 2003. The full amount was paid as of December 31, 2003.

On October 10, 2003 a complaint was filed by the Future Network USA f/k/a/ Imagine Media Inc in the Supreme Court of the State of New York, County of New York against Essential Reality, LLC seeking payment of $33,405 plus interest and legal fees for advertising in one of their magazines. The full amount is included in accounts payable and accrued expenses at March 31, 2004 as no payments have been made.

On December 4, 2003 a complaint was filed by the CIT Communications Finance Corporation d/b/a/ Avaya Financial Services in the Supreme Court of the State of New York, County of New York against Essential Reality, Inc seeking payment of $38,084 plus interest and legal fees for default in paying the Phone Equipment Lease Agreement dated January 7, 2002. The full amount is included in accounts payable and accrued expenses as of March 31, 2004 as no payments have been made.

On January 26, 2004 a compliant was filed by Empire Inter - Freight Corp. in the Civil Court of the City of New York, County of New York against Essential Reality, Inc. seeking payment of $12,419 plus interest and legal fees for default in paying for freight services in December 19 , 2002. The case was settled for $4,000 in May 2004 and is included in accounts payable and accrued expenses at March 31, 2004.

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

   On May 21, 2004, GE Capital, pursuant to an equipment lease dated October 4, 2002, filed with a collection agent to collect the full amount of the lease payments totallingin the amount of $21,340. The Company has 30 days to respond before a judgment is filed.

Except for the complaint filed by Aaron Gavios, for which we believe we owe $50,000, and for the claims which have been fully adjudicated or settled, we believe we have valid defenses to these claims that have not been settled as noted above and intend to vigorously defend ourselves; however, there can be no assurance that we will be successful. The costs associated with these litigations, including the time required to defend ourselves, as well as the potential cost should there be an adverse judgment against us, may have a material adverse effect on our financial condition and results of operation.

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

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5. OTHER INFORMATION.

On January 9, 2003, Stanley Friedman, Vice president of Manufacturing was terminated. The Company will pay severance to Mr. Friedman in the amount of $37,500. The payment is contingent upon the Company obtaining one million in financing excluding bridge loans by June 30, 2003. The Company executed a confession of judgment to be filed if the severance payment is not made by June 30, 2003. No payment has been made to date. In addition, Mr. Friedman had until January 9, 2004 to exercise stock options with an exercise price of $.75 per share for 85,666 shares of the Company's common stock, which have already vested. The options have been forfeited. The Company paid the first months Cobra for January 2003.

On January 10, 2003, Aaron Gavios, Vice president of Sales was terminated. The Company agreed to pay severance to Mr. Gavios in the amount of $50,000. The payment is to be paid in equal installments contingent upon the Company obtaining three million in financing excluding bridge loans. In the event that the company fails to make any payments after receiving financing, then the unpaid severance shall become immediately due and payable. In addition, Mr. Gavios had until January 10, 2004 to exercise stock options for 43,000 shares of the Company's common stock with an exercise of $1.04 per share, which have already vested. The options have been forfeited. The contract was not signed and is in litigation.

On December 23, 2003 Reuben Levine, President and Chief Operating officer resigned.

On February 6, 2003 Steven T. Francesco chief executive officer, was terminated. The amount of severance to Mr. Francesco in the amount of $41,010 was contingent upon the Company obtaining financing in the amount of two million dollars excluding bridge loans. The Company paid for the insurance coverage for two months and issued a five-year warrant to purchase 250,000 shares of the Company's common stock at an exercise price of $.75 with Mr. Francesco. It is the intent of the Company to enter into a written agreement with Mr. Francesco in the near future.

On February 24, 2003, Richard Rubin, Vice president of Product Development was terminated. The Company will pay severance to Mr. Rubin in the amount of $47,500. The payment is contingent upon the Company obtaining financing on the amount of two million dollars not including bridge loans. In addition, Mr. Rubin has until February 24, 2005 to exercise stock options with an exercise price of $.80 per share for 33,000 shares of the Company's common stock which have already vested. If he fails to exercise, the options will be forfeited. No options were exercised.

On April 7, 2003, Martin Currie, Vice President of marketing was terminated. As noted in the employment agreement, Mr. Currie is eligible to receive $25,000 as severance. In addition, Mr. Currie has until April 7, 2004 to exercise stock options with an exercise price of $0.90 per share for 20,000 shares of the Company's common stock, which have already vested. The options were forfeited as of March 31, 2004. No agreement has been signed to date.

On July 31, 2003, the Company settled with a former consultant for $20,000 payable as follows: $5,000 payable no later than August 30, 2003, $5,000 payable no later than December 12, 2003 and the final payment of $10,000 payable no later than January 30, 2004. The liability has been paid in full as of March 31, 2004

February 6, 2004 - The Company announced that it has executed a binding term sheet, which sets forth the preliminary terms and conditions of a proposed exchange transaction between Essential and AllianceCorner Distributors Inc. ("Alliance"). This Term Sheet supersedes and replaces the Letter of Intent dated November 6, 2003. As proposed, the shareholders of Alliance would exchange their shares of capital stock in Alliance for shares of common stock of Essential.

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

(a) Exhibits.

EXHIBIT INDEX

NUMBER        DESCRIPTION
---------     -----------
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

10.1*    Letter Agreement dated as of February 5, 2004 between Essential
         Reality, Inc. and Jackson Steinem, Inc.

10.2*    Retainer Agreement, dated as of February 5, 2004 between Essential
         Reality Inc. and Gottbetter & Partners, LLP

11.      Statement re Computation of Per Share Earnings.**

31.1*    Certification of Chief Executive Officer Pursuant to Section 906 of the
         Sarbanes-Oxley Act of 2002.

31.2*    Certification of Chief Financial Officer Pursuant to Section 906 of the
         Sarbanes-Oxley Act of 2002.

32.1*    Certification of Chief Financial Officer Pursuant to Section 302 of the
         Sarbanes-Oxley Act of 2002.

32.2*    Certification of Chief Financial Officer Pursuant to Section 302 of the
         Sarbanes-Oxley Act of 2002.


--------------
*        Filed herewith.
**       Information required to be presented in Exhibit 11 is now provided in the Condensed Statements of Operations on Page 4 of the financial statements.

(b) Reports on Form 8-K.

None

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Essential Reality, Inc., a Nevada corporation

                                  (Registrant)

Date: June 29, 2004

                        By:  /s/ John Gentile,
                        ----------------------------------
                        Its: Interim Officer
                             Chief Operating officer and Director
                             (Principal Executive Officer)