Form 10QSB
period 2004-06-30
ESSENTIAL REALITY INC
filed 2004-08-17
CIK 1115463

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


    |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
            ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004


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


         Change of Address 15-15 132nd St. College Point, New York 11356
                    (Address of Principal Executive Offices)


                                 (718) 747-1500
              (Registrant's telephone number, including area code)

                               263 Horton Highway
                             Mineola, New York 11501
                         (Former address of Registrant)

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

|_| Yes |_| No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 16, 2004 there were 22,000,000 shares of the issuer's Common Stock, par value $.001 per share, issued and outstanding.

          TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT |_| YES |X| NO

                         PART I - FINANCIAL INFORMATION

                                      INDEX

                                                                        Pages

Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements

    Condensed Balance Sheet as of June 30, 2004 (Unaudited)                  3

    Condensed Statements of Operations for the three and six
      months ended June 30, 2004 (Unaudited)                                 4

    Condensed Statement of Stockholders' Equity for
      the six months ended June 30, 2004 (Unaudited)                         5

    Condensed Statement of Cash Flows for the six months
      ended June 30,2004 (Unaudited)                                     6 - 7

    Notes to Condensed Financial Statements (Unaudited)                 8 - 12

Item 2 - Management's Discussion and Analysis                          12 - 14

Item 3 - Controls and Procedures                                            14


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                  14

Item 2 - Changes in Securities                                              14

Item 3 - Defaults Upon Senior Securities                                    14

Item 4 - Submission of Matters to a Vote of Security Holders                14

Item 5 - Other Information                                                  14

Item 6 - Exhibits and Reports on Form 8-K                              15 - 16

                          PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements

                             ESSENTIAL REALITY, INC.
                       CONDENSED BALANCE SHEET (UNAUDITED)

                                  June 30, 2004

                                     ASSETS

Current Assets
   Cash                                                                               $  157,142
   Funds on deposit with PPO escrow agent                                              2,884,171
   Accounts receivable, net of allowance for doubtful accounts                           387,800
   Inventories                                                                         1,495,216
   Due from vendors                                                                      286,662
   Prepaid expenses and other current assets                                              91,624
                                                                                      ----------
                                      Total current assets                             5,302,615

   Equipment and improvements, net of accumulated depreciation                           399,839
         and amortization
   Other assets                                                                           17,636
                                                                                      ----------

                                     Total assets                                     $5,720,090
                                                                                      ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                                                    $1,717,995
  Due to factor                                                                           42,939
  Current portion of long term obligations                                               272,719
  Accrued expenses and other current liabilities                                         149,452
  Liabilities payable in common stock                                                     32,200
                                                                                      ----------
                                     Total current liabilities                         2,215,305
Other Liabilities

  Long term obligations                                                                   53,985
                                                                                      ----------
                                     Total liabilities                                 2,269,290

Commitments and contingencies

Stockholders' equity:
     Series A 6% Convertible Non-Redeemable Preferred Stock                                1,685
        $.001 par value; 2,004,401 shares authorized, 1,685,352
         issued and outstanding (aggregate liquidation preference
         $5,996,811)

     Series B Convertible Non-Redeemable Preferred Stock                                   1,551
        $.001 par value; 1,995,599 shares authorized, 1,551,314
         issued and outstanding (aggregate liquidation preference
         $5,552,678)

     Common stock, $0.001 par value; 50,000,000 shares authorized;                        22,000
         22,000,000 issued and outstanding
     Additional paid-in capital                                                        3,143,223
    Retained Earnings                                                                    282,341
                                                                                      ----------
                                       Total stockholders' equity                      3,450,800
                                                                                      ----------
                                       Total liabilities and stockholders' equity     $5,720,090
                                                                                      ==========

See notes to condensed financial statements

                             ESSENTIAL REALITY, INC
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                   Three Months Ended  Six Months Ended
                                                         June 30,          June 30,
                                                           2004              2004
                                                       ------------      ------------
REVENUE                                                $  5,976,377      $ 13,276,018

COST OF REVENUE                                           5,196,597        11,397,218
                                                       ------------      ------------
GROSS INCOME                                                779,780         1,878,800

Selling, General and administrative expenses                803,096         1,723,658
                                                       ------------      ------------
INCOME (LOSS) from operations                               (23,316)          155,142

INTEREST EXPENSE                                             33,453            60,608
                                                       ------------      ------------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES             (56,769)           94,534

PROVISION FOR INCOME TAX EXPENSE (BENEFIT)                   (1,000)           11,167
                                                       ------------      ------------

Net Income (loss)                                           (55,769)           83,367
                                                       ------------      ------------
Preferred stock dividends                                       842               842
                                                       ------------      ------------
Net Income (loss) available to common shareholders     $    (56,611)     $     82,525
                                                       ============      ============
Net income (loss) per share - Basic                    $       (.23)     $        .68
                                                       ============      ============
Net income (loss) per share - Diluted                  $       (.23)     $        .01
                                                       ============      ============

NUMBER OF WEIGHTED AVERAGE SHARES - BASIC                   242,055           121,177
NUMBER OF WEIGHTED AVERAGE SHARES - DILUTED                 242,055        12,941,713

See notes to condensed financial statements.

                             ESSENTIAL REALITY, INC
            CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
                     For the Six Months Ended June 30, 2004

                                          Preferred Stock A            Preferred Stock B                   Common Stock
                                      ----------------------------------------------------------------------------------------
                                        Shares         Amount        Shares          Amount         Shares            Amount
                                      ---------     ------------    ---------     ------------    ----------      ------------
Balance, January 1, 2004                     --     $         --           --     $         --           300      $        300

Exchange of Alliance
  shares for Essential shares                --               --    1,551,314            1,551          (300)             (300)

Essential shareholders' shares
  prior to reverse acquisition               --               --           --               --    18,588,110            18,588

Issuance of shares in exchange
  for Essential debt                    452,202              452           --               --     3,411,890             3,412

Essential's debt and
  liabilities assumed                        --               --           --               --            --                --

Proceeds from PPO, net of
  cash issuance costs                 1,124,767            1,125           --               --            --                --

Shares issued to placement
  agent of PPO                          108,146              108           --               --            --                --

Net income                                   --               --           --               --            --                --

Preferred stock dividend                    237               --           --               --            --                --
                                      ---------     ------------    ---------     ------------    ----------      ------------

Balance, June 30, 2004                1,685,352     $      1,685    1,551,314     $      1,551    22,000,000      $     22,000
                                      =========     ============    =========     ============    ==========      ============

                                            Additional                            Total
                                            Paid In          Retained        Stockholders'
                                            Capital          Earnings           Equity
                                         ------------      ------------      ------------
Balance, January 1, 2004                 $    435,715      $    199,816      $    635,831

Exchange of Alliance
  shares for Essential shares                  (1,251)               --                --

Essential shareholders' shares
  prior to reverse acquisition                (18,588)               --                --

Issuance of shares in exchange
  for Essential debt                           (3,864)               --                --

Essential's debt and
  liabilities assumed                      (1,067,898)               --        (1,067,898)

Proceeds from PPO, net of
  cash issuance costs                       3,798,375                --         3,799,500

Shares issued to placement
  agent of PPO                                   (108)               --                --

Net income                                         --            83,367            83,367

Preferred stock dividend                          842              (842)               --
                                         ------------      ------------      ------------

Balance, June 30, 2004                   $  3,143,223      $    282,341      $  3,450,800
                                         ============      ============      ============

See notes to condensed financial statements.

                             ESSENTIAL REALITY, INC.
                  CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)


                                                                Six months ended
                                                                    June 30,
                                                                      2004
                                                                  -------------

CASH FLOWS USED FOR OPERATING ACTIVITIES:
    Net income                                                      $    83,367
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
        USED FOR OPERATING ACTIVITIES:
        Deferred Rent                                                    10,917
        Depreciation and amortization                                    37,522
        CHANGES IN ASSETS AND LIABILITIES:
           Funds on deposit with PPO escrow agent                    (2,884,171)
           Accounts receivable                                         (207,116)
           Inventories                                                1,400,991
           Due from vendors                                            (272,262)
           Prepaid expenses and other current assets                    (22,118)
           Accounts payable                                          (2,685,844)
           Due to factor                                              1,326,793
           Accrued expenses and other current liabilities              (138,750)
                                                                    -----------
        Net cash used for operating activities                       (3,350,671)
                                                                    -----------

CASH FLOWS USED FOR INVESTING ACTIVITIES:
    Purchase of equipment                                               (13,989)
    Decrease in other assets                                                698
                                                                    -----------
    Net cash used for investing activities                              (13,291)
                                                                    -----------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
    Proceeds from sale of securities                                  4,000,000
    Payments for issuance costs                                        (200,500)
    Payments for pre-acquisition liabilities                           (915,329)
    Repayment of long-term obligations                                  (19,920)
                                                                    -----------
               Net cash provided by financing activities              2,864,251

                                                                    -----------

NET DECREASE IN CASH                                                   (499,711)

CASH, January 1, 2004                                                   656,853
                                                                    -----------

CASH, June 30, 2004                                                 $   157,142
                                                                    ===========

See notes to condensed financial statements.

                             ESSENTIAL REALITY, INC.
           CONDENSED STATEMENT OF CASH FLOWS (CONTINUED) (UNAUDITED)

                                                                         Six months ended
                                                                          June 30, 2004
                                                                          -------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid                                                           $   60,608
                                                                            ==========

    Income tax paid                                                         $   17,635
                                                                            ==========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
             Issuance of Series A 6% Preferred Stock to placement agent     $  385,000
                                                                            ==========
             Liabilities assumed                                            $1,067,898
                                                                            ==========
             Series A 6% Preferred Stock dividend                           $      842
                                                                            ==========

See notes to condensed financial statements.

                             ESSENTIAL REALITY, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                            JUNE 30, 2004 (UNAUDITED)


1. BASIS OF PRESENTATION, ORGANIZATION AND OTHER MATTERS

As more fully set forth below, on June 29, 2004 Essential Reality, Inc. which is the registrant and is also referred to as the "Company" in this Report, acquired all of the outstanding capital stock of AllianceCorner Distributors Inc. AllianceCorner Distributors, Inc. thereupon became a wholly-owned subsidiary of Essential Reality, Inc. The business of AllianceCorner Distributors Inc. is the only business of Essential Reality, Inc.

The transaction was accounted for as a reverse acquisition by AllianceCorner Distributors, Inc. of Essential Reality, Inc. as of June 30, 2004. The pre-acquisition financial statements of AllianceCorner Distributors Inc. are treated as historical financial statements of the combined companies.

The name of AllianceCorner Distributors, Inc. was changed to Alliance Distributors Holding, Inc. after the acquisition and the Company does business under that name.

The Company expects that the name of the Essential Reality, Inc., the registrant, will ultimately be changed to Alliance Distributors Holding, Inc.

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

The results of operations for the interim periods are not necessarily indicative of the results that maybe expected for the full year ending December 31, 2004.

NATURE OF BUSINESS

Essential Reality, LLC ("ER, LLC") was formed as Freedom Multimedia, LLC in the state of Delaware on July 9, 1998 and began active operations on June 1, 1999. The Company changed its name to ER, LLC on December 29, 1999. On June 20, 2002, ER, LLC completed a business combination (recapitalization) with JPAL, Inc. ("JPAL"), a Nevada Corporation (the "Transaction") whereby, all of the members of ER, LLC contributed their membership interests in ER, LLC to JPAL in exchange for shares of the JPAL's common stock. Following the transaction, JPAL changed its name to Essential Reality, Inc ("Essential" or the "Company").

On November 6, 2003 the Board of Directors of Essential passed a unanimous resolution to discontinue the sales of the P5(TM) Unit, a virtual controller because of the lack of capital and the ability to raise additional funds and pursue a Share Exchange Agreement ("the Exchange Agreement") with AllianceCorner Distributors Inc., ("Alliance"), a privately held wholesale distributor of interactive video games and gaming products who commenced operations in September 2003.

EXCHANGE AGREEMENT

On June 29, 2004, Essential completed a reverse acquisition with Alliance, a New York State Corporation pursuant to the Exchange Agreement whereby the shareholders of Alliance exchanged all of their capital stock for 1,551,314 shares of Essential's Series B Convertible Non Redeemable Preferred Stock (the "Preferred B Shares"). The management of Alliance remained as the management of the Company and on July 7, 2004, Alliance changed its name to Alliance Distributors Holding, Inc.

The transaction was accounted for as a reverse acquisition as of June 30, 2004. The pre-acquisition financial statements of Alliance are treated as historical financial statements of the combined companies. As a result of the acquisition, the business of Alliance is the Company's only business. As the transaction was accounted for as a reverse acquisition into a public shell, no goodwill has been recorded and the costs incurred have been accounted for as a reduction of additional paid-in capital. As a result of the reverse acquisition: (i) the historical financial statements of Essential for periods prior to the date of the transaction are not presented and (ii) because Alliance is the accounting acquirer, Essential's historical stockholders' equity is not carried forward to the merged company as of June 30, 2004. The net monetary liabilities of Essential assumed in the transaction were approximately $153,000 after payments of approximately $915,000 (See Note 4).

PRIVATE PLACEMENT OFFERING

As part of the Exchange Agreement with Alliance, the Company was required to raise funds to complete the transaction. The Company offered 1,174,486 shares of Series A 6% Convertible Non Redeemable Preferred Shares (the "Preferred A Shares"), through a private placement offering ("PPO"). The PPO resulted in gross proceeds of $4,000,000 and net proceeds to the Company of $3,799,500 less $915,329 for payments of Essential's liabilities leaving a balance of $2,884,171, which is held by the escrow agent as of June 30, 2004. Concurrently, the Company also obtained debt conversion agreements from all its outstanding note holders and settlements agreements such that all outstanding debt of Essential was extinguished either through the conversion of such debt into 402,483 Preferred A Shares or through cash payments (See Note 4).

In connection with the PPO, the Company signed an Investment Banking Agreement with Sunrise Securities Corp. ("Sunrise"), a registered broker/dealer with National Association of Securities Dealers. Sunrise was obligated to use its "best efforts" to raise the money provided for in the PPO a minimum of $2,800,000 net proceeds under the terms and conditions of the PPO. The Company paid the Investment Banker a $8,500 nonrefundable retainer fee and financing fees equal to 11% and 10% of the gross proceeds of such financing payable to Sunrise in stock and warrants, respectively. Due to Sunrise's efforts in raising gross proceeds of $3,500,000 in the PPO, the Company issued 108,146 shares of Preferred A Shares and 5 year warrants due June 29, 2009 to purchase 68,820,224 shares of common stock with an exercise price of $0.005 per share on a pre-reverse split basis (see Stockholders' Equity section).

STOCKHOLDER'S EQUITY

The Shareholders have agreed to vote in favor of (i) authorizing an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of common stock of Essential from 50,000,000 to 4,400,000,000 (an amount sufficient to enable the conversion of all the Series A and Series B Preferred Shares into shares of common stock of the Company) and (ii) a planned reverse stock split of the Company's common stock of one share for forty-four shares outstanding immediately following the increase in authorized shares. The reverse stock split will become effective after the completed filing of Form 14C and all share and per share data included in future financial statements will be adjusted for the split.

Each Preferred A and B Share entitles the holder the right to receive seven hundred (700) shares of common stock of the Company. The Preferred Shares shall convert automatically upon the effectiveness of a certificate of amendment to the Company's Articles of Incorporation duly filed with the Secretary of State of Nevada. The Series B Preferred Shares do not pay a dividend. The Preferred A Shares shall pay a 6% payable in kind dividend until such time as the Company has enough common shares to convert all the Preferred Shares being offered into common stock of the Company. The Preferred Shares shall be entitled to vote one vote per share on an as converted basis on all matters on which holders of the Company's common stock are entitled to vote.

A holder of the Series A Preferred Shares may not receive shares of the Company's common stock upon conversion of its Series A Preferred Shares to the extent such conversion would result in the holder beneficially owning in excess of 4.999% or 9.999% of the issued and outstanding shares, respectively, of the Company's common stock on an as-converted basis. Such conversion restrictions may not be waived. Any of the Series A Preferred Shares not converted into the Company's common stock due to the operation of the foregoing conversion restrictions will no longer be entitled to the 6% dividend.

Subject to the foregoing restrictions and except as otherwise required by law, each share of Series A Preferred Stock and each share of Series B Preferred Stock is entitled to 15.91 votes on a post-split basis, and votes as one class with the common stock.

The shares of the Company's common stock underlying the Series A and Series B Preferred Shares are entitled to registration rights.

After giving effect to the transactions contemplated by the Exchange Agreement, the reverse split and the Offering and to the conversion of all Series A and Series B Preferred Stock, but not giving effect to warrants issued to the Placement Agent in connection with the Offering, the former shareholders of Alliance own approximately 24,679,995 shares of common stock or 48% of the outstanding common stock of the Company, investors in the Offering own approximately 18,685,005 shares of common stock (36%), investors converting outstanding debt in the Offering own approximately 6,135,007 shares of common stock (12%), the Placement Agent owns 1,720,505 shares of common stock (3%) and shareholders who owned the approximately 22,000,000 pre-split shares outstanding prior to the Offering own approximately 500,000 post-split shares (1%). Investors in the Offering paid the equivalent of $.005 per share of common stock on an as converted pre-split basis ($.22 on a post-split basis).

In connection with the Exchange Agreement, the former shareholders of Alliance have agreed not to dispose of any of their Preferred B Shares (or any of their shares of the Company's common stock received by them upon conversion of the Preferred B Shares) for a period of one year from the closing of the Exchange Agreement.

The former shareholders of Alliance, including Jay Gelman, who was appointed Chief Executive Officer of the Company, each owns 517,105 shares of Preferred B Stock representing 15.91% of the total shares entitled to vote. Holders of Series A Preferred Shares who collectively own the right to vote approximately 16% of the Company's common stock have granted to Mr. Gelman an irrevocable proxy to vote their shares in all matters, so that Mr. Gelman will have the power to vote in the aggregate approximately 32% of the Company's common stock. Mr. Gelman and the two other Shareholders have the aggregate power to vote approximately 64% of the Company's common stock and control the Company.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INVENTORY

Inventory consists entirely of finished goods held for sale and is reported at the lower of cost or market, on the average cost basis. At times, Alliance makes advance payments to vendors to procure and ensure delivery of certain high demand products. Such deposits are reflected as due from vendors in the balance sheet.

EQUIPMENT AND IMPROVEMENTS

Contributed equipment is recorded at fair market value. Purchased equipment and improvements are recorded at cost. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance and repairs are charged to expense as incurred. Assets held under capital leases are recorded at the lower of the net present value of the minimum lease payments or the fair value of the leased assets at the inception of the lease. Leasehold improvements are amortized over the lesser of the lease terms or the assets' useful lives. When equipment is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated lives of the related assets using the straight-line method. The estimated useful lives for equipment and improvements categories are as follows:

          Vehicles                           4 years
          Warehouse equipment                3 to 7 years
          Office furniture and equipment     3 to 7 years
          Leasehold improvements             5 to 10 years

STOCK BASED COMPENSATION

Pursuant to Accounting Principles Board Option No. 25, "Accounting for Stock Issued to Employees," Alliance accounts for its' stock-based employee compensation arrangements using the intrinsic value method. Accordingly, had there been any option grants during the three and six months ended June 30, 2004, no compensation expense would have been recorded in the financial statements.

Alliance has adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123", however no disclosure is necessary for the three and six months ended June 30, 2004 because Essential had recorded all of its stock based compensation as of December 31, 2003 and Alliance has no options outstanding.

INCOME TAXES

As a result of the Exchange Agreement, the Company believes it has undergone a change in control. Utilization of the net operating loss carryforwards will be subject to a substantial annual limitation due to the ownership change and continuity of business change limitations provided by the Internal Revenue Code of 1986. The annual limitations may result in the expiration of net operating loss carryforwards before utilization.

Alliance was a Subchapter S Corporation and accordingly, no provision has been made for federal income taxes for the three and six months ended June 30, 2004. Effective June 29, 2004, Alliance will be subject to federal income taxes.

At December 31, 2003, Essential has available unused net operating losses carryforwards of approximately $7,500,000 for purposes that may be applied against future taxable income and that, if unused, expire through 2023. The Company will evaluate its net operating loss carryforward availability and determine whether a tax provision is required at year-end.

Net Income (Loss) Per Common Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income
(loss) by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalents at June 30, 2004 assume the conversion of all Preferred A and B Shares into 700 shares each of common stock and the conversion of Sunrise's warrants.

3. DUE FROM FACTOR

In December 2003, Alliance entered into a factoring arrangement with a commercial factor. Alliance sells a substantial portion of its trade receivables up to maximum credit limits established by the factor for each individual account. Receivables sold in excess of these limitations are subject to recourse in the event of non-payment by the customer. Under the terms of the agreement, Alliance pays interest at the prime lending rate plus 1.5% (5.5% at June 30, 2004) for advances made prior to the collection of the factored accounts receivable. At June 30, 2004, factor advances of approximately $1,200,000 were offset against amounts due from the factor.

Substantially all of Alliance's assets have been pledged as collateral under the factoring agreement.

Under the terms of the agreement, Alliance is required to maintain a specified level of net worth, as defined. At June 30, 2004, Alliance is in compliance with this covenant.

4. SETTLEMENT OF ESSENTIAL'S PRE-ACQUISITION LIABILITIES

OUTSTANDING LIABILITIES TO VENDORS, RELATED PARTIES, EMPLOYEES AND OTHER

The outstanding liabilities to vendors, related parties, employees and other for Essential were resolved as follows as a result of the Exchange Agreement:

                      OUTSTANDING AT
                    JUNE 28, 2004 PRIOR                     CONVERTED TO     RELEASE OF UNPAID
                   TO EXCHANGE AGREEMENT      PAID             STOCK             BALANCE
                   ---------------------   ----------        ----------      -----------------
Accounts payable        $1,567,987*        $  468,583        $   54,250        $1,045,154
Related parties            503,699             19,035           484,664
Employees                  201,011             43,382            73,850            83,779
Other                      126,870            120,000             6,870
                        ----------         ----------        ----------        ----------
Total                   $2,399,567         $  651,000        $  128,100        $1,620,467
                        ==========         ==========        ==========        ==========

*     Net of $47,498 remaining in Accounts payable at June 30, 2004.


SECURED CONVERTIBLE DEBENTURE:

As of June 30, 2004, pursuant to the Exchange Agreement and the PPO the debenture holders agreed to convert the outstanding principal in the amount of $1,000,000 into 80,285 Series A 6% Convertible Non Redeemable Preferred Stock and forgave the accrued interest in the amount of $119,593.

NOTES PAYABLE:

As of June 30, 2004, pursuant to the Exchange Agreement and the PPO note holders with outstanding principal in the amount of $2,366,285 agreed to receive $264,330 in cash, converted $1,562,551 of principal into 355,063 Series A 6% Convertible Non Redeemable Preferred Stock and provided a release for $539,404 in principal and accrued interest in the amount of $333,396.

5. LIABILITIES TO BE PAID IN COMMON STOCK

 As of June 30, 2004 pursuant to the Exchange Agreement the Company will issue 110,000, post-split, common stock for services rendered in the amount of $32,200.

6. WARRANTS

Pursuant to the PPO, the Company issued Sunrise 5 year warrants due June 29, 2009 to purchase 68,820,224 shares of common stock with an exercise price of $0.005 per share on a pre-reverse split basis.

In addition, the Company has outstanding 3 year warrants due June 20, 2005 with an exercise price of $1.30 to purchase 331,211 pre-reverse split common stock issued to the financial consultants associated with the JPAL deal on June 20, 2002.

7. LITIGATION

The Company is subject to various legal proceedings and claims, which arise in the ordinary course of business. As of June 30, 2004, the Company is of the opinion, based upon information presently available, that it does not have any material liability in relation to its financial position or results of operations as all Essential matters were settled pursuant to the Exchange Agreement.

8. SUBSEQUENT EVENT

On July 26, 2004, Jay Gelman signed an employment agreement for 2 years with annual compensation of $300,000 per year for the first year and $350,000 for the second year, and at the discretion of the Board of Directors, bonuses equal to Mr. Gelman's salary. In addition, Mr. Gelman will receive a monthly car allowance in the of $750 per month and stock options in an amount and terms to be determined by the Board of Directors upon the adoption of the Essential Reality 2004 Stock Option Plan.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD - LOOKING STATEMENTS

The following discussion of our financial condition and results of operations should be read together with the financial statements and related notes included elsewhere in this report. Some of the statements in this section that are not historical facts are forward-looking statements. You are cautioned that the forward-looking statements contained in this section are estimates and predictions, and that our actual results could differ materially from those anticipated in the forward-looking statements due to risks, uncertainties or actual events differing from the assumptions underlying these statements. The risks, uncertainties, and assumptions include, but are not limited to, those disclosed in our annual report on Form 10-KSB for our fiscal year ended December 31, 2003.


OVERVIEW

As a result of the Exchange Agreement, on June 29, 2004, Alliance became our wholly-owned subsidiary and the business of Alliance became our only business. Since the former stockholders of Alliance acquired a majority of our voting interests, the transaction was treated as a reverse acquisition of a public shell, with Alliance treated as the acquirer for accounting purposes. Accordingly, the pre-acquisition financial statements of Alliance are our historical financial statements. At the time of the acquisition, Essential had no continuing operations and its historical results would not be meaningful if combined with the historical results of Alliance.

RESULTS OF OPERATIONS

The following discussion of results of operations for the three and six months ended June 30, 2004 do not include comparative results of operation for 2003 as Alliance commenced its operations in September 2003.

Revenue. For the three and six months ended June 30, 2004 the Company recognized product-related revenues in the amount of $5,976,377 and $13,276,018, respectively. The Company targets key retailers who are independent operators and carry a full line of products to include software, hardware and accessories enabling it to be a full service supplier.

Cost of Revenue. For the three and six months ended June 30, 2004, cost of revenue totaled $5,196,597 and $11,397,218, respectively. The Company with a limited history maintains an average gross profit as a percentage of net sales of 13 - 14%.

Selling, general and administrative expenses. For the three and six months ended June 30, 2004 selling, general and administrative expenses totaled $803,096 and $1,723,658, respectively. The Company's major components for the three and six months ended June 30, 2004, respectively are as follows: selling, consisting primarily of salaries and commissions, of $125,597 and $257,887, shipping and warehouse, consisting primarily of salaries and freight-out, of $216,226 and $481,974 and general and administrative, consisting primarily of salaries and rent, of $461,273 and $983,797.

Interest expense for the three and six months ended June 30, 2004 totaled $33,453 and $60,608, respectively. Interest expense relates to the credit agreement with the Factor established in December 2003.

LIQUIDITY AND CAPITAL RESOURCES

In connection with the closing of the Exchange Agreement on June 29, 2004, the Company received $2,884,171 in net proceeds from the sale of its Series A 6% Convertible Non Redeemable Preferred Stock par value $.001 (the "Series A Preferred Shares") in a private placement (the "Offering"). The Company also obtained debt conversion agreements from all its outstanding note holders and settlements agreements such that all outstanding debt of the Company was extinguished either through the conversion of such debt into Series A Preferred Shares or through cash payments totaling $915,329.

For the six months ended June 30, 2004 net cash used in operating activities was $3,350,671. Net cash used in operations for the six months ended June 30, 2004 consisted of net income of $83,367 and included the following changes in operating assets and liabilities: increase in funds on deposit with PPO escrow agent of $2,884,171, decrease in inventory of $1,400,991, decrease in accounts payable of $2,685,844 and increase in due to factor of $1,326,793, due to advances taken during the period.

Net cash used in investing activities for six months ended June 30, 2004 was $13,291 primarily for the purchase of equipment.

Net cash provided by financing activities for the six months ended June 30, 2004 was $2,864,251, which consisted of gross proceeds of $4,000,000 from the Offering and payments of issuance costs and Essential's pre-acquisition liabilities of $200,500 and $915,329, respectively.

In December 2003, Alliance entered into a factoring arrangement with a commercial factor. Alliance sells a substantial portion of its trade receivables up to maximum credit limits established by the factor for each individual account. Receivables sold in excess of these limitations are subject to recourse in the event of non-payment by the customer. Under the terms of the agreement, Alliance pays interest at the prime lending rate plus 1.5% (5.5% at June 30, 2004) for advances made prior to the collection of the factored accounts receivable. At June 30, 2004, factor advances of approximately $1,200,000 were offset against amounts due from the factor. Substantially all of Alliance's assets have been pledged as collateral under the factoring agreement. Under the terms of the agreement, Alliance is required to maintain a specified level of net worth, as defined. At June 30, 2004, Alliance is in compliance with this covenant.

In addition, Alliance has a note payable in the amount of $243,750 in connection with a previous purchase agreement from Corner Distributors, Inc. which is due and payable on June 30, 2005. There is no stated interest rate on the amount due.

The Company believes that it has sufficient liquidity for the next twelve months based upon its existing cash and availability under the factor agreement. In addition, the Company is currently exploring alternate financing arrangements with its lender to replace its existing factoring arrangement with an asset based lending facility to provide additional liquidity.

CRITICAL ACCOUNTING POLICIES

Certain of the Company's accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on historical experience, observation of trends in the industry, information provided by customers and information available from other outside sources, as appropriate. Critical accounting policies include:

Revenue Recognition - The Company recognizes sales upon shipment of products to customers as title and risk of loss pass upon shipment. Provisions for estimated uncollectible discounts and rebates to customers, estimated returns and allowances and other adjustments are provided for in the same period the related sales are recorded. While such amounts have been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same rates as in the past.

Accounts Receivable and Due from Factor - Accounts Receivable and due from factor as shown on the Balance Sheet are net of allowances and anticipated discounts. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the financial statements, assessments of collectibility based on historic trends and an evaluation of the impact of economic conditions. The allowance for doubtful accounts is not significant since the Company sells a substantial portion of its trade receivables to a commercial factor, without recourse, up to maximum credit limits established by the factor for each individual account. Receivables sold in excess of these limitations are subject to recourse in the event of non-payment by the customer. Principally, the Company's historical estimates of these costs have not differed materially from actual results.

Inventories - Inventory is stated at the lower of cost or market, cost being determined on the average cost basis. Reserves for slow moving and aged merchandise are provided based on historical experience and current product demand. The Company evaluates the adequacy of the reserves quarterly. While markdowns have been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same level of markdowns as in the past.

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management including acting Chief Financial Officer. Based upon that evaluation the acting Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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


                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is subject to various legal proceedings and claims, which arise in the ordinary course of business. As of June 30, 2004, the Company is of the opinion, based on information presently available, that it does not have any material liability in relation to its financial position or results of operations as all Essential matters were settled pursuant to the Exchange Agreement.

ITEM 2. CHANGES IN SECURITIES.

See Note 1 to the Condensed Financial Statements for information on a prospective one for 44 reverse split and on transactions in which the Company issued (i) 1,551,314 Series B Preferred Shares to Jay Gelman, Andre Muller and Francis Vegliante in exchange for their stock in Alliance (ii) 1,174,486 Series A Preferred Shares in a private placement at $3.56 per Series A Preferred Share ($.005 per each share of common stock on a pre-split as converted basis), (iii) 108,146 shares of Preferred A Shares to Sunrise together with five-year warrants due June 29, 2009 to purchase 68,820,224 shares of common stock at an exercise price of $0.005 per share on a pre-reverse split basis (together with the other consideration set forth in such Note), and (iv) 402,483 Series A Preferred Shares in settlement of notes, liabilities and claims.

The Series A Preferred Shares issued for cash were sold to the following investors: AJAX Partners, Nathan A. Low IRA, Bridges & Pipes, Cary D. Pinkowski, CDT Management LTC., DKR Sound Shore Oasis Holding Fund, Ltd., Iroquois Capital LP, Jackson Steinem Inc., M. Paul Tompkins, Nadine Smith, Richard Genovese, Robert Feig, RP Capital LLC, Shai Stern, Smithfield Fiduciary, LLC, South Ferry #2 L.P., SRG Capital, LLC, Sunrise Equity Partners, Vitel Ventures Corp., William Saggio and Winton Capital Holdings Ltd.

These issuances were made as private placements pursuant to the provisions of
Section 4(2) of the Securities Act of 1933, as amended and Rule 506 of Regulation D promulgated by the Securities and Exchange Commission thereunder.

As more fully set forth in Note 1 to the Condensed Financial Statements, after giving effect to the conversion of the preferred shares into common stock and to the prospective reverse split, the approximately 22,000,000 pre-split shares currently outstanding and traded on the pink sheets will be changed into 500,000 shares of common stock out of 51,988,644 before dilution. Investors in the private placement in June 2004 purchased their shares at the equivalent of $.005 per share of common stock on an as converted pre-split basis (or $.22 on a post-split basis).

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5. OTHER INFORMATION.

NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

EXHIBIT INDEX

NUMBER        DESCRIPTION
---------     -----------

2.1 Exchange Agreement between Essential Reality and Messrs. Jay Gelman, Andre Muller and Francis Vegliante dated as of June 17, 2004. Incorporated herein by reference to Exhibit 2.1 to the Company's Form 8-K filed on July 14, 2004 (the "Form 8-K").

3.1 Amended and Restated Articles of Incorporation of the Company. Incorporated herein by reference from Exhibit 3.1 to the Company's Registration Statement on Form SB-2 filed on August 18, 2000 ("2000 SB-2").

3.2 Amendment to Articles of Incorporation filed June 20, 2002 with the State of Nevada. Incorporated herein by reference from Exhibit 3.2 to the Company's Registration Statement on Form SB-2 filed on July 19, 2002 ("2002 SB-2").

3.3 Amendment to Articles of Incorporation filed June 21, 2002 with the State of Nevada. Incorporated herein by reference from Exhibit 3.3 to the 2002 SB-2.

3.4      Bylaws of the Company. Incorporated herein by reference from Exhibit
         3.2 to the 2000 SB-2.

4.1 Certificate of Designation of the Company's Series A Convertible Non Redeemable Preferred Shares. Incorporated by reference from Exhibit 4.1 to the Form 8-K.

4.2 Amendment Number 1 to the Certificate of Designation of the Company's Series A 6% Convertible Non Redeemable Preferred Shares. Incorporated by reference from Exhibit 4.2 to the Form 8-K.

9.1 Irrevocable Proxy given in favor of Jay Gelman. Incorporated by Reference from Exhibit 9.1 to the Form 8-K.

10.1* Retainer Agreement dated as of June 29, 2004 between Essential Reality, Inc. and IVC Group.

10.2* Employment Agreement, dated as of July 26, 2004 between Essential Reality Inc. and Jay Gelman, President and CEO of Essential Reality Inc.

10.3 Subscription Agreement among the Investor's listed on Schedule I thereto, Essential Reality, Inc. and Jay Gelman. Incorporated by reference from Exhibit 99.1 to the Form 8-K.

10.4     Subscription Agreement Supplement No. 1 between the Investors listed on
         Schedule I thereto and Essential Reality, Inc. Incorporated by reference from Exhibit 99.2 to the Form 8-K.

10.5 Registration Rights Agreement between Essential Reality and the Investors listed on Schedule I to the Subscription Agreement. Incorporated by reference from Exhibit 99.3 to the Form 8-K.

10.6 Stock Purchase Warrant between Essential Reality, Inc. and Sunrise Securities Corp. Incorporated by reference from Exhibit 99.4 to the Form 8-K.

10.7 Investment Banking Agreement between Essential Reality, Inc. and Sunrise Securities Corp. Incorporated by reference from Exhibit 99.4 to the Form 8-K.

11.      Statement re Computation of Per Share Earnings.**

16. Letter from Stonefield Josephson, Inc. dated July 12, 2004. Incorporated by reference from Exhibit 16.1 to the Form 8-K.

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


(b) Reports on Form 8-K.

None

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Essential Reality, Inc., a Nevada corporation

                                    (Company)

Date: August 16, 2004


                                By:  /s/ Jay Gelman,
                                ----------------------------------
                                Its: President and CEO
                                     (Principal Executive Officer)