Form 10QSB
period 2004-09-30
ESSENTIAL REALITY INC
filed 2004-11-15
CIK 1115463

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

      |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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


                               15-15 132nd Street
                          College Point, New York 11356
                    (Address of Principal Executive Offices)

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

|_| Yes |_| No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As November 12, 2004 there were 22,000,000 shares of the issuer's Common Stock, par value $.001 per share, issued and outstanding.

          TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT |_| YES |X| NO

                         PART I - FINANCIAL INFORMATION

                                      INDEX

                                                                        Pages

Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements

    Condensed Balance Sheet as of September 30, 2004 (Unaudited)            3

    Condensed Statements of Operations for the three and nine
      months ended September 30, 2004 and 2003 (Unaudited)                  4

    Condensed Statement of Stockholders' Equity for
      the nine months ended September 30, 2004 (Unaudited)                  5

    Condensed Statement of Cash Flows for the nine months
      ended September 30,2004 and 2003 (Unaudited)                      6 - 7

    Notes to Condensed Financial Statements (Unaudited)                 8 - 12

Item 2 - Management's Discussion and Analysis                          12 - 14

Item 3 - Controls and Procedures                                            14

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                  14

Item 2 - Changes in Securities                                              14

Item 3 - Defaults Upon Senior Securities                                    14

Item 4 - Submission of Matters to a Vote of Security Holders                14

Item 5 - Other Information                                                  14

Item 6 - Exhibits and Reports on Form 8-K                              15 - 16

                          PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

                             ESSENTIAL REALITY, INC.
                       CONDENSED BALANCE SHEET (UNAUDITED)

                               September 30, 2004

                                     ASSETS
Current Assets
   Cash                                                                             $  966,492
   Accounts receivable, net of allowance for doubtful accounts                         988,704
   Inventories                                                                       3,031,657
   Due from vendors                                                                    277,173
   Prepaid expenses and other current assets                                            91,616
                                                                                    ----------
                                      Total current assets                           5,355,642

Equipment and improvements, net of accumulated depreciation                            430,926
         and amortization
Other assets                                                                            21,556
                                                                                    ----------
                                     Total assets                                   $5,808,124
                                                                                    ==========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                                                  $2,043,101
  Due to factor                                                                        151,450
  Current portion of long term obligations                                             122,460
  Accrued expenses and other current liabilities                                        96,266
  Liabilities payable in common stock                                                   32,200
                                                                                    ----------
                                     Total current liabilities                       2,445,477

Long term obligations                                                                   51,438
                                                                                    ----------
                                     Total liabilities                               2,496,915
Commitments and contingencies

Stockholders' equity:
     Series A 6% Convertible Non-Redeemable Preferred Stock                              1,685
        $.001 par value; 2,004,401 shares authorized, 1,685,115
         issued and outstanding (aggregate liquidation preference
        $5,996,811)

     Series B Convertible Non-Redeemable Preferred Stock                                 1,551
        $.001 par value; 1,995,599 shares authorized, 1,551,314
         issued and outstanding (aggregate liquidation preference
        $5,552,678)

     Common stock, $0.001 par value; 50,000,000 shares authorized;                      22,000
         22,000,000 issued and outstanding
     Additional paid-in capital                                                      3,152,732
    Retained Earnings                                                                  133,241
                                                                                    ----------
                                       Total stockholders' equity                    3,311,209
                                                                                    ----------
                                       Total liabilities and stockholders' equity   $5,808,124
                                                                                    ==========

See notes to condensed financial statements

                             ESSENTIAL REALITY, INC
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                            Three Months Ended                  Nine Months Ended
                                                             September 30,                        September 30,
                                                        2004              2003(1)           2004              2003(1)
                                                  ---------------    ---------------    ---------------    ---------------
Sales                                             $     6,924,181    $       352,710    $    20,200,199    $       352,710

Cost of sales                                           5,966,406            334,184         17,363,624            334,184
                                                  ---------------    ---------------    ---------------    ---------------

Gross profit                                              957,775             18,526          2,836,575             18,526

Selling, general and administrative expenses              980,454             74,977          2,704,112             74,977
                                                  ---------------    ---------------    ---------------    ---------------

Income (loss) from operations                             (22,679)           (56,451)           132,463            (56,451)

Interest expense                                           20,444                 64             81,052                 64
                                                  ---------------    ---------------    ---------------    ---------------

Income (loss) before provision for income taxes           (43,123)           (56,515)            51,411            (56,515)

Provision for income taxes                                     --                 --             11,167                 --
                                                  ---------------    ---------------    ---------------    ---------------

Net income (loss)                                         (43,123)           (56,515)            40,244            (56,515)
                                                  ---------------    ---------------    ---------------    ---------------
Preferred stock dividends                                 105,977                 --            106,819                 --
                                                  ---------------    ---------------    ---------------    ---------------

Net loss available to common shareholders         $      (149,100)   $       (56,515)   $       (66,575)   $       (56,515)
                                                  ===============    ===============    ===============    ===============

Net loss per share - Basic                        $            --    $            --    $            --    $            --
                                                  ===============    ===============    ===============    ===============

Net loss per share - Diluted                      $            --    $            --    $            --    $            --
                                                  ===============    ===============    ===============    ===============

Dividends per share                               $            --    $            --    $            --    $            --
                                                  ===============    ===============    ===============    ===============

NUMBER OF WEIGHTED AVERAGE SHARES - BASIC           2,287,500,300      1,085,919,800      1,493,755,517      1,085,919,800

NUMBER OF WEIGHTED AVERAGE SHARES - DILUTED         2,287,500,300      1,085,919,800      1,493,755,517      1,085,919,800

----------

(1) The three and nine months ended September 30, 2003 includes the results from August 11, 2003, the date of commencement of operations.

See notes to condensed financial statements.

                             ESSENTIAL REALITY, INC
            CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
                  For the Nine Months Ended September 30, 2004

                                          Preferred Stock A            Preferred Stock B                   Common Stock
                                   --------------------------------------------------------------------------------------------
                                       Shares         Amount         Shares          Amount          Shares            Amount
                                   -----------     -----------     -----------     -----------     -----------      -----------
Balance, January 1, 2004                    --     $        --              --     $        --             300      $       300

Exchange of Alliance
  shares for Essential shares               --              --       1,551,314           1,551            (300)            (300)

Essential shareholders' shares
  prior to reverse acquisition              --              --              --              --      18,588,110           18,588

Issuance of shares in exchange
  for Essential debt                   452,202             452              --              --       3,411,890            3,412

Essential's debt and
  liabilities assumed                       --              --              --              --              --               --

Proceeds from PPO, net of
  cash issuance costs                1,124,767           1,125              --              --              --               --

Shares issued to placement
  agent of PPO                         108,146             108              --              --              --               --

Merger Expenses                             --              --              --              --              --               --

Net income                                  --              --              --              --              --               --

Preferred stock dividend                    --              --              --              --              --               --

                                   -----------     -----------     -----------     -----------     -----------      -----------
Balance, September 30,2004           1,685,115     $     1,685       1,551,314     $     1,551      22,000,000      $    22,000
                                   ===========     ===========     ===========     ===========     ===========      ===========


                                    Additional                           Total
                                    Paid In          Retained        Stockholders'
                                    Capital          Earnings           Equity
                                   -----------      -----------      -----------
Balance, January 1, 2004           $   435,715      $   199,816      $   635,831

Exchange of Alliance
  shares for Essential shares           (1,251)              --               --

Essential shareholders' shares
  prior to reverse acquisition         (18,588)              --               --

Issuance of shares in exchange
  for Essential debt                    (3,864)              --               --

Essential's debt and
  liabilities assumed               (1,067,898)              --       (1,067,898)

Proceeds from PPO, net of
  cash issuance costs                3,798,375               --        3,799,500

Shares issued to placement
  agent for PPO                           (108)              --               --

Merger expenses                        (96,468)              --          (96,468)

Net income                                  --           40,244           40,244

Preferred stock dividend               106,819         (106,819)              --

                                   -----------      -----------      -----------
Balance,September 30, 2004         $ 3,152,732      $   133,241      $ 3,311,209
                                   ===========      ===========      ===========

See notes to condensed financial statements.

                             ESSENTIAL REALITY, INC.
                  CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                         Nine months ended September 30,
                                                             2004            2003 (1)
                                                         -----------      -----------
CASH FLOWS USED IN OPERATING ACTIVITIES:
    Net income (loss)                                    $    40,244      $   (56,515)
    ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO
    NET CASH USED IN OPERATING ACTIVITIES:
        Deferred Rent                                         10,021               --
        Depreciation and amortization                         58,081            1,255
        CHANGES IN ASSETS AND LIABILITIES:
           Accounts receivable                              (808,020)        (143,677)
           Inventories                                      (135,450)      (3,386,601)
           Due from vendors                                 (262,773)         (54,821)
           Prepaid expenses and other current assets         (22,110)         (18,883)
           Accounts payable                               (2,360,738)       3,461,825
           Due from/to factor, net                         1,435,304               --
           Accrued expenses and other current
              liabilities                                   (252,417)             551
                                                         -----------      -----------
        Net cash used in operating activities             (2,297,858)        (196,866)
                                                         -----------      -----------

CASH FLOWS USED IN INVESTING ACTIVITIES:
    Purchase of equipment                                    (65,635)         (22,202)
    Increase in other Assets                                  (3,222)         (10,367)
    Payments for pre-acquisition liabilities                (915,329)              --
                                                         -----------      -----------
    Net cash used in investing activities                   (984,186)         (32,569)
                                                         -----------      -----------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
    Proceeds from sale of securities                       4,000,000               --
    Payments for issuance costs                             (200,500)              --
    Payments for merger costs                                (35,988)              --
    Repayment of long-term obligations                      (171,829)         (37,624)
    Capital contribution                                          --          200,000
    Proceeds from line-of-credit                                  --          232,000
                                                         -----------      -----------

        Net cash provided by financing activities          3,591,683          394,376
                                                         -----------      -----------
NET INCREASE IN CASH                                         309,639          164,941

CASH, beginning of period                                    656,853               --
                                                         -----------      -----------
CASH, end of period                                      $   966,492      $   164,941
                                                         ===========      ===========

----------

(1) The nine months ended September 30, 2003 include the results from August 11, 2003, the date of commencement of operations.

See notes to condensed financial statements.

                             ESSENTIAL REALITY, INC.
            CONDENSED STATEMENT OF CASH FLOWS (CONTINUED) (UNAUDITED)

                                                            Nine months ended September 30,
                                                                2004            2003(1)
                                                             -----------     -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid                                            $    81,052     $        63
                                                             ===========     ===========
    Income tax paid - S Corporation related taxes            $    19,222     $        --
                                                             ===========     ===========
NON-CASH INVESTING AND FINANCING ACTIVITIES
 Fair market value of property and equipment contributed     $        --     $   276,138
 Capitalized lease obligations assumed                       $        --         (27,277)
 Notes payable assumed                                       $        --         (12,896)
                                                             -----------     -----------
 Net capital contributed                                     $        --     $   236,015
                                                             ===========     ===========
 Equipment acquired under capital lease obligations          $        --     $    17,444
                                                             ===========     ===========
 Equipment financed by note payable                          $        --     $    26,674
                                                             ===========     ===========
Issuance of Series A 6% Preferred Stock                      $   385,000     $        --
 to placement agent                                          ===========     ===========

 Liabilities assumed                                         $ 1,067,898     $        --
                                                             ===========     ===========
 Series A 6% Preferred Stock dividend accrued                $   106,819     $        --
                                                             ===========     ===========
 Merger costs accrued                                        $    60,480     $        --
                                                             ===========     ===========

----------

(1) The nine months ended September 30, 2003 include the results from August 11, 2003, the date of commencement of operations.

 See notes to condensed financial statements.

                             ESSENTIAL REALITY, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                         September 30, 2004 (UNAUDITED)

1. BASIS OF PRESENTATION, ORGANIZATION AND OTHER MATTERS

On June 17, 2004, Essential Reality, Inc., referred to herein as the registrant,"Essential" or the "Company," entered into a Share Exchange Agreement (the "Exchange Agreement") with Jay Gelman, Andre Muller and Francis Vegliante, who were the sole shareholders (the "Shareholders") of AllianceCorner Distributors Inc., a New York corporation ("Alliance"). Alliance had no prior affiliation with the Company and commenced operations in August 2003. Pursuant to the Exchange Agreement, the Company on June 29, 2004 acquired all the outstanding capital stock of Alliance from the Shareholders in exchange for 1,551,314 Series B Convertible Non Redeemable Preferred Shares ("Series B Preferred Shares"). As a result of the acquisition, the business of Alliance is the Company's only business. The transaction was accounted for as a reverse acquisition as of June 30, 2004 and the pre-acquisition financial statements of Alliance are treated as historical financial statements of the combined companies. As the transaction was accounted for as a reverse acquisition into a public shell, no goodwill has been recorded and the costs incurred have been accounted for as a reduction of additional paid-in capital. As a result of the reverse acquisition: (i) the historical financial statements of the Company for periods prior to the date of the transaction are not presented and (ii) because Alliance is the accounting acquirer, the Company's historical stockholders' equity is not carried forward to the merged company as of June 30, 2004. The net monetary liabilities of the Company assumed in the transaction were approximately $153,000 after payments of approximately $915,000 (See Note 4).

The name of AllianceCorner Distributors, Inc. was changed to Alliance Distributors Holding, Inc. after the acquisition and the Company does business under that name.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited condensed financial statements.

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

On November 6, 2003 the Board of Directors of the Company resolved to discontinue the sales of the P5(TM) Unit, a virtual controller, because of the lack of capital and the ability to raise additional funds and resolved to pursue the Exchange Agreement with Alliance, a privately held wholesale distributor of interactive video games and gaming products.

PRIVATE PLACEMENT OFFERING

As part of the Exchange Agreement with Alliance, the Company was required to raise funds to complete the transaction. The Company offered 1,124,767 shares of Series A 6% Convertible Non Redeemable Preferred Shares (the "Series A Preferred Shares"), through a private placement offering ("PPO"). The PPO resulted in gross proceeds of $4,000,000 and net proceeds to the Company of $3,799,500 less $915,329 for payments of the Company's liabilities leaving a balance of $2,884,171, which was transferred to the Company by the escrow agent as of July 1, 2004. At the same time, substantially all outstanding debt of the Company was extinguished through either conversion into an aggregate of 452,202 Series A Preferred Shares or through cash payments. (See Note 4)

Sunrise Securities Corp. ("Sunrise") acted as the placement agent in connection with the PPO and received (a) an $8,500 nonrefundable retainer fee; and (b) a commission consisting of 108,146 shares of Series A Preferred Shares and 5 year warrants due June 29, 2009 to purchase 68,820,224 shares of common stock at an exercise price of $.005 per share on a pre reverse split basis. (see Stockholders' Equity section).

STOCKHOLDER'S EQUITY

Each share of common stock entitles the holder thereof to one vote on each matter that may come before a meeting of the shareholders. Each Series A Preferred Share and each Series B Preferred Share entitles the holder to 700 votes, and votes as one class with the common stock.

Certain holders of Series A Preferred Shares (the "Proxy Grantors") have granted to Jay Gelman an irrevocable proxy (the "Voting Proxy") to vote 526,225 Series A Preferred Shares owned by them and any shares of common stock into which such Series A Preferred Shares are converted. Since the Series A Preferred Shares are entitled to 700 votes per share, the Series A Preferred Shares owned by the Proxy Grantors are entitled in the aggregate to 368,357,500 votes.

In the Exchange Agreement, the Shareholders agreed to vote their Series B Preferred Shares in favor of an amendment to the Company's Articles of Incorporation that would increase the number of authorized shares of common stock from 50,000,000 to 4,400,000,000 (the "Amendment"), and in favor of a simultaneous reverse split of the common stock on the basis of one share for forty-four shares (the "Reverse Split"). The Company filed a Schedule 14C relating, in part, to the adoption of the Amendment and the Reverse Split with the Securities and Exchange Agreement on October 26, 2004 in accordance with the requirements of Regulation 14C under the Act. (See Item 4) These actions will not become effective before November 22, 2004, the 21st day following the date the Company sent an information statement relating to these actions to security holders entitled to vote. All share and per share data included in future financial statements will be adjusted for the split.

The Series A Preferred Shares are entitled on conversion to a dividend in kind, i.e., in Series A Preferred Shares, accruing at the rate of 6% per annum from June 29, 2004 until the effectiveness of the Amendment.

The Series A Preferred Shares are convertible into 1,179,580,500 shares of common stock. The Series B Preferred Shares are convertible into 1,085,919,800 shares of common stock. The warrant issued to Sunrise Securities Corp. is exercisable into 68,820,224 shares of common stock.

The adoption of the Amendment and the Reverse Split will result in the automatic conversion of each Series A Preferred Share and each Series B Preferred Share into 15.91 shares of post-split common stock. However, Series A Preferred Shares owned by a holder will not be converted into common stock if and so long as a result of conversion the holder would beneficially own in excess of 4.999% or 9.999% of the issued and outstanding shares, respectively. Any Series A Preferred Shares not converted into the Company's common stock due to the operation of this restriction (the "4.999% Restriction") will no longer be entitled to the 6% dividend referred to above.

The shares of the Company's common stock underlying the Series A Preferred Shares and Series B Preferred Shares are entitled to registration rights.

After giving effect to the transactions contemplated by the Exchange Agreement, the Reverse Split and the PPO and to the conversion of all Series A Preferred Shares and Series B Preferred Shares, but not giving effect to warrants issued to the Placement Agent in connection with the PPO and to the 4.999% Restriction, the former shareholders of Alliance collectively own 24,679,995 shares of common stock, or approximately 48% of the outstanding common stock of the Company, investors in the PPO own approximately 18,685,005 shares of common stock ,or approximately 36% of the outstanding common stock of the Company, investors converting outstanding debt in the PPO own 6,135,007 shares of common stock, or approximately 12% of the outstanding common stock of the Company, the Placement Agent owns 1,720,505 shares of common stock, or approximately 3% of the outstanding common stock of the Company and shareholders who owned the approximately 22,000,000 pre-split shares outstanding prior to PPO own approximately 500,000 post-split shares of common stock, or approximately 1% of the outstanding common stock of the Company. Investors in the PPO paid the equivalent of $.005 per share of common stock on an as converted pre-split basis ($.22 on a post-split basis).

In connection with the Exchange Agreement, the former shareholders of Alliance have agreed not to dispose of any of their Series B Preferred Shares (or any of their shares of the Company's common stock received by them upon conversion of the Series B Preferred Shares) for a period of one year from the closing of the Exchange Agreement.

The three former Shareholders of Alliance each own 517,105 Series B Preferred Shares representing 15.8% of the Company's total voting power (the total number of votes that can be cast by the outstanding common stock, Series A Preferred Shares and Series B Preferred Shares). Mr. Gelman, based on his Series B Preferred Shares and his voting rights pursuant to the Voting Proxy, has 31.9% of the Company's total voting power. The Shareholders in the aggregate have approximately 63% of the Company's total voting power and control the Company.

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

Vehicles                           4 years
Warehouse equipment                3 to 7 years
Office furniture and equipment     3 to 7 years
Leasehold improvements             5 to 10 years

INCOME TAXES

At December 31, 2003 Essential had pre-acquisition unused net operating loss carryforwards of approximately $7,500,000 for purposes that maybe applied against future taxable income and that, if unused, expire 2023. The Company will evaluate its net operating loss carryforward availability and determine whether a tax provision is required at year-end. As a result of the Exchange Agreement, the Company believes it has undergone a change in control. Utilization of the net operating loss carryforwards will be subject to a substantial annual limitation due to the ownership change and limitations provided by the Internal Revenue Code of 1986. The annual limitations may result in the expiration of net operating loss carryforwards before utilization.

Alliance was a Subchapter S Corporation and accordingly, no provision has been made for federal income taxes for the periods prior to June 29, 2004. Effective June 29, 2004, Alliance is subject to federal income taxes. A deferred tax asset, which would consist primarily of an NOL for Alliance at September 30, 2004, has not been recorded because the likelihood of realization is uncertain.

Net Income (Loss) Per Common Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income
(loss) by the weighted average number of common and common equivalent shares outstanding during the period. Common shares outstanding assume the conversion of Series A and B Preferred Shares into 700 pre-split shares of Common Stock. Common equivalents which would include the conversion of Sunrise's warrants have not been included as their effect would be anti-dilutive for the three and nine months ending September 30, 2004.

3. DUE TO FACTOR

In December 2003, Alliance entered into a factoring arrangement with a commercial factor. Alliance sells a substantial portion of its trade receivables up to maximum credit limits established by the factor for each individual account. Receivables sold in excess of these limitations are subject to recourse in the event of non-payment by the customer. Under the terms of the agreement, Alliance pays interest at the prime lending rate plus 1.5% (6.25% at September 30, 2004) for advances made prior to the collection of the factored accounts receivable. At September 30, 2004 advances of approximately $1,004,000 were offset against amounts due to the factor.

Substantially all of Alliance's assets have been pledged as collateral under the factoring agreement.

Under the terms of the agreement, Alliance is required to maintain a specified level of net worth, as defined. At September 30, 2004, Alliance is in compliance with this covenant.

Subsequently, on November 11, 2004, the factoring agreement was replaced with a new Financing Agreement. (See note 8)

4. SETTLEMENT OF ESSENTIAL'S PRE-ACQUISITION LIABILITIES

OUTSTANDING LIABILITIES TO VENDORS, RELATED PARTIES, EMPLOYEES AND OTHER

The outstanding Company liabilities to vendors, related parties, employees and others, were resolved as follows as a result of the Exchange Agreement:

                      OUTSTANDING AT
                    JUNE 28, 2004 PRIOR                        CONVERTED TO    RELEASE OF UNPAID
                   TO EXCHANGE AGREEMENT       PAID              STOCK             BALANCE
                   ---------------------     ----------        ----------      -----------------
Accounts payable         $1,567,987*         $  468,583         $   54,250         $1,045,154
Related parties             503,699              19,035                 --            484,664
Employees                   201,011              43,382             73,850             83,779
Other                       126,870             120,000                 --              6,870
                         ----------          ----------         ----------         ----------
Total                    $2,399,567          $  651,000         $  128,100         $1,620,467
                         ==========          ==========         ==========         ==========

----------

* Net of $47,498 remaining in Accounts payable at June 30, 2004.

SECURED CONVERTIBLE DEBENTURE:

As of June 30, 2004, pursuant to the Exchange Agreement and the PPO, the debenture holders agreed to convert the outstanding principal in the amount of $1,000,000 into 80,285 Series A 6% Convertible Non Redeemable Preferred Stock and provided a release for the accrued interest in the amount of $119,593.

NOTES PAYABLE:

As of June 30, 2004, pursuant to the Exchange Agreement and the PPO, note holders with outstanding principal in the amount of $2,366,285 agreed to receive $264,330 in cash, converted $1,562,551 of principal into 355,063 Series A 6% Convertible Non Redeemable Preferred Stock and provided a release for $539,404 in principal and accrued interest in the amount of $333,396.

5. LIABILITIES TO BE PAID IN COMMON STOCK

As of September 30, 2004 pursuant to the Exchange Agreement the Company will issue 110,000, post-split, common stock for services rendered in the amount of $32,200.

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

Subsequently, on November 11, 2004, in connection with the new Financing Agreement, the Company issued warrants to purchase 500,000 shares of common stock at $0.10 per share. (See Note 8)

7. LITIGATION

On August 19, 2004 a complaint was filed by Radio Wave LLC ("Plaintiff"), in the Supreme Court of the State of New York, County of New York, against ER, LLC, Essential and David Devor, a former officer and a current employee of the Company, for rent, additional rent, cost and fees relating to premises formerly occupied by the Company. Plaintiff seeks to recover $150,416 for the period up to August 31, 2004, plus additional amounts to be determined by the Court for the period subsequent to August 31, 2004. Plaintiff also seeks to recover $50,000 in expenses and attorney fees plus additional amounts to be determined by the Court. The Company believes that the suit is without merit and intends to vigorously defend its position.

8. SUBSEQUENT EVENT

On November 11, 2004, Alliance entered into a Financing Agreement which replaces the factoring agreement with Rosenthal & Rosenthal Inc. ("Rosenthal"). Under the Agreement, Rosenthal may in its discretion lend up to $5 million to Alliance based on eligible inventory and receivables. All borrowings are due on demand, are secured by substantially all of the assets of Alliance and are subject to the Company's compliance with certain financial covenants. The Agreement terminates November 30, 2007 unless terminated by Rosenthal on 30 days' notice. Interest on outstanding borrowings is payable at a variable rate per annum, equal to the prime rate (but not less than 4.75 percent) plus 2.00 percent (7.00 per cent as of November 11, 2004). The Company's CEO and the Company's President signed limited guaranties in respect of borrowings under the Agreement. In connection with the Agreement, the Company issued to Rosenthal a warrant (the "Warrant") to purchase 500,000 shares of common stock at $0.10 per share. All share and dollar amounts give effect to the proposed 1 for 44 reverses split of common stock that is referred to in the Company filing on Form 14C on October 26, 2004.

The Warrant expires on November 30, 2010. On notice by the Company the Warrants will expire earlier if the closing price of the common stock during a period designated in the Warrants is not less than $0.40 per share. The Warrants may be exercised for cash or on a cashless basis (i.e., by deducting from the number of shares otherwise issuable on exercise a number of shares that have a then market value equal to the exercise price). The Company will record an interest charge for the fair value of the warrants in the fourth quarter.

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

OVERVIEW

As a result of the Exchange Agreement, on June 29, 2004, Alliance became our wholly-owned subsidiary and the business of Alliance became our only business. Since the former stockholders of Alliance acquired a majority of our voting interests, the transaction was treated as a reverse acquisition of a public shell, with Alliance treated as the acquirer for accounting purposes. Accordingly, the pre-acquisition financial statements of Alliance are our historical financial statements. At the time of the acquisition, the Company had no continuing operations and its historical results would not be meaningful if combined with the historical results of Alliance.

RESULTS OF OPERATIONS

Overview of Third Quarter and Nine Months Ended September 30, 2004 Compared to the Period from August 11, 2003, the date of Commencement of Operations, to September 30, 2003

Sales. For the three and nine months ended September 30, 2004 the Company recognized product-related revenues in the amount of $6,924,181 and $20,200,199, respectively as compared to $352,710 for the period from August 11, 2003, the date of commencement of operations, to September 30, 2003. The Company targets key retailers who are independent operators and carry a full line of products to include software, hardware and accessories enabling it to be a full service supplier.

Cost of Sales. For the three and nine months ended September 30, 2004, cost of sales totaled $5,966,406 and $17,363,624, respectively, as compared to $334,184 for the period from August 11, 2003, the date of commencement of operations, to September 30, 2003. For the three and nine months ended September 30, 2004, gross profit was 13.8% and 14.0% of net sales, respectively, which is where the company budgeted its margin to be.

Selling, general and administrative expenses. For the three and nine months ended September 30, 2004 selling, general and administrative expenses totaled $980,454 and $2,704,112, respectively, compared to $74,977 for the period from August 11, 2003, the date of commencement of operations, to September 30, 2003. The Company's major components for the three and nine months ended September 30, 2004, are as follows: selling, consisting primarily of salaries and commissions, of $75,771 and $293,349, respectively; shipping and warehouse, consisting primarily of salaries and freight-out, of $180,350 and $599,846, respectively; and general and administrative, consisting primarily of salaries , insurance, consulting fees, professional fees and rent, of $516,698 and $1,204,871, respectively.

Interest expense for the three and nine months ended September 30, 2004 totaled $20,444 and $81,052, respectively, compared to $64 for the period from August 11, 2003, the date of commencement of operations, to September 30, 2003. Interest expense relates to the factor arrangement described below under Liquidity and Capital Resources.

LIQUIDITY AND CAPITAL RESOURCES

On June 29, 2004 the Company received $2,884,171 in net proceeds from the sale of 1,124,767 Series A 6% Convertible Non-Redeemable Preferred Shares in a private placement (the "Offering"). At the same time, substantially all outstanding debt of the Company was extinguished through either conversion into an aggregate of 452,202 Series A Preferred Shares or through cash payments.

For the nine months ended September 30, 2004 net cash used in operating activities was $2,297,858.Net cash used in operations for the nine months ended September 30, 2004 consisted of net income of $40,244 and included the following changes in operating assets and liabilities: an increase in accounts receivable of $808,020, a decrease in accounts payable of $2,360,738 and an increase in amount due to factor of $1,435,304, due to advances taken during the period.

Net cash used in investing activities for the nine months ended September 30, 2004 was $984,186, primarily for the purchase of equipment and Essential's pre-acquisition liabilities of $65,635 and $915,329, respectively.

Net cash for financing activities, raised by the PPO, for the nine months ended September 30, 2004 was $3,591,683 which consisted of primarily of gross proceeds of $4,000,000 from the PPO, and payments of issuance costs of $200,500, as well as $171,829 of repayment of long term obligations.

In December 2003, AllianceCorner Distributors, Inc. ("Alliance") entered into a factoring arrangement with a commercial factor. Alliance sells a substantial portion of its trade receivables up to maximum credit limits established by the factor for each individual account. Receivables sold in excess of these limitations are subject to recourse in the event of non-payment by the customer. Under the terms of the agreement, Alliance pays interest at the prime lending rate plus 1.5% (6.25% as of September 30, 2004) for advances made prior to the collection of the factored accounts receivable. As of September 30, 2004, factor advances of approximately $1,004,000 were offset against amounts due to the factor. Substantially all of Alliance's assets have been pledged as collateral under the factoring agreement. Under the terms of the agreement, Alliance is required to maintain a specified level of net worth, as defined. As of September 30, 2004, Alliance is in compliance with this covenant.

On November 11, 2004, Alliance entered into a Financing Agreement which replaces the factoring agreement with the Rosenthal & Rosenthal, Inc. ("Rosenthal"). Under the Agreement, Rosenthal may in its discretion lend up to $5 million to Alliance based on eligible inventory and receivables. All borrowings are due on demand, are secured by substantially all of the assets of Alliance and are subject to the Company's compliance with certain financial covenants. The Agreement terminates November 30, 2007 unless terminated either by Rosenthal on 30 days' notice. Interest on outstanding borrowings is payable at a variable rate per annum, equal to the prime rate (but not less than 4.75 percent) plus
2.00 percent (7.00 per cent as of November 11, 2004). The Company's CEO and the Company's President signed limited guaranties in respect of borrowings under the Agreement.

In addition, Alliance owes a note payable in the amount of $93,789 to Corner Distributors, Inc. ("Corner"), which is due and payable on June 30, 2005, in connection with a purchase agreement by and between Alliance and Corner, dated as of March 4, 2004.

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

Accounts Receivable and Due to Factor - Accounts Receivable and due to factor as shown on the Balance Sheet are net of allowances and anticipated discounts. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the financial statements, assessments of collectibility based on historic trends and an evaluation of the impact of economic conditions. The allowance for doubtful accounts is not significant since the Company sells a substantial portion of its trade receivables to a commercial factor, without recourse, up to maximum credit limits established by the factor for each individual account. Receivables sold in excess of these limitations are subject to recourse in the event of non-payment by the customer. Principally, the Company's historical estimates of these costs have not differed materially from actual results.

Inventories - Inventory is stated at the lower of cost or market, cost being determined on the average cost basis. Writedowns for slow moving and aged merchandise are provided based on historical experience and current product demand. The Company evaluates the adequacy of the writedowns quarterly. While writedowns have been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same level of writedowns as in the past.

ITEM 3. CONTROLS AND PROCEDURES

An evaluation has been carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2004 ("Evaluation Date"). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the disclosure controls and procedures are reasonably designed and effective to ensure that (i) information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and
(ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There has been no significant changes in the Company's internal controls during the quarter ended September 30, 2004.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On August 19, 2004 a complaint was filed by Radio Wave LLC ("Plaintiff"), in the Supreme Court of the State of New York, County of New York, against Essential Reality, LLC, Essential Reality, Inc. and David Devor, a former officer and a current employee of the Company, for rent, additional rent, cost and fees relating to premises formerly occupied by the Company. Plaintiff seeks to recover $150,416 for the period up to August 31, 2004, plus additional amounts to be determined by the Court for the period subsequent to August 31, 2004. Plaintiff also seeks to recover $50,000 in expenses and attorney fees plus additional amounts to be determined by the Court. The Company believes that the suit is without merit and intends to vigorously defend its position.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

See Note 1 to the Condensed Financial Statements for information on a prospective one for 44 reverse split and on transactions in which the Company issued (i) 1,551,314 Series B Preferred Shares to Jay Gelman, Andre Muller and Francis Vegliante in exchange for their stock in Alliance (ii) 1,124,767 Series A Preferred Shares in a private placement at $3.56 per Series A Preferred Share ($.005) per each share of common stock on a pre-split as converted basis), (iii) 108,146 shares of Preferred A Shares to Sunrise together with five-year warrants due June 29, 2009 to purchase 68,820,224 shares of common stock at an exercise price of $0.005 per share on a pre-reverse split basis (together with the other consideration set forth in such Note), and (iv) 452,202 Series A Preferred Shares in settlement of notes, liabilities and claims.

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

As more fully set forth in Note 1 to the Condensed Financial Statements, after giving effect to the conversion of the preferred shares into common stock and to the prospective reverse split, the approximately 22,000,000 pre-split shares currently outstanding and traded on the pink sheets will be converted into 500,000 shares of common stock out of 51,988,644 before dilution. Investors in the private placement in June 2004 purchased their shares at the equivalent of $.005 per share of common stock on an as converted pre-split basis (or $.22 on a post-split basis).

On November 11, 2004 the Company issued to Rosenthal & Rosenthal ("Rosenthal") a warrant (the "Warrant") to purchase 500,000 shares of common stock at $0.10 per share. All share and dollar amounts give effect to the proposed 1 for 44 reverse split of common stock that is referred to in the Form 14C that the Company filed on October 26, 2004. The warrant was issued in a private placement under the exemption set forth in Section 4(2) of the Securities Act of 1933 (the "Act"). The Company agreed to register the shares issuable on exercise of the Warrant.

The Warrant expires on November 30, 2010. On notice by the Company the Warrants will expire earlier if the closing price of the common stock during a period designated in the Warrants is not less than $0.40 per share. The Warrants may be exercised for cash or on a cashless basis (i.e., by deducting from the number of shares otherwise issuable on exercise a number of shares that have a then market value equal to the exercise price). The Company will record an interest charge for the fair value of the warrants in the fourth quarter.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

Under the Exchange Agreement, Jay Gelman, Andre Muller and Thomas Vitiello ("Shareholders") were designated on June 29, 2004 to constitute a majority of the directors of the Company. Messrs. Gelman, Muller and Vitiello took office as directors 10 days after the Company filed a 14f-1 information statement with the Securities and Exchange Commission and transmitted the information statement to all holders of record of securities of the Company entitled to vote at a meeting for election of directors.

On October 25, 2004, the Shareholders, holding 1,454,277,300 shares in the corporation, or 63% of the total outstanding shares entitled to vote, voted to:

      1. amend the Corporation's Articles of Incorporation to first increase the number of authorized shares of common stock, par value $0.001 per share (the "common stock"), from 50,000,000 shares to 4,400,000,000 shares, and to increase the number of authorized shares of preferred stock, par value $0.001 per share from 5,000,000 shares to 10,000,000 shares;

      2. further amend the Corporation's Articles of Incorporation to reverse split the number of authorized shares of common stock and the outstanding shares of common stock on the basis of one share for 44 shares;

      3. merge the Corporation into its Delaware wholly owned subsidiary, Alliance Distributors Holding Inc. and terminate its corporate existence in the State of Nevada; and

      4.    adopt the Alliance Distributors Holding Inc. 2004 Stock Plan.

These actions will not become effective before November 22, 2004, the 21st day following the date the Company sent an information statement relating to these actions to security holders entitled to vote.

ITEM 5. OTHER INFORMATION.

NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8 K

(a) Exhibits.

EXHIBIT INDEX

NUMBER      DESCRIPTION
---------   -----------

 2.1 Exchange Agreement between Essential Reality and Messrs. Jay Gelman, Andre Muller and Francis Vegliante dated as of June 17, 2004. Incorporated herein by reference from Exhibit 2.1 to the Company's Form 8-K filed on July 14, 2004 (the "Form 8-K").

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

 4.1 Form of Warrant issued to Rosenthal & Rosenthal. Incorporated by reference from Exhibit 4.1 to the Company's Form 8-K filed on November 15, 2004.

 4.2 Amendment Number 1 to the Certificate of Designation of the Company's Series A 6% Convertible Non Redeemable Preferred Shares. Incorporated by reference from Exhibit 4.2 to the Form 8-K.

 9.1 Irrevocable Proxy given in favor of Jay Gelman. Incorporated by Reference from Exhibit 9.1 to the Form 8-K.

 10.1 Retainer Agreement dated as of June 29, 2004 between Essential Reality, Inc. and IVC Group. Incorporated herein by reference from
            Exhibit 10.1 to the Company's Form 10-QSB for the period ended June 30, 2004, filed on August 17, 2004.

 10.2 Employment Agreement, dated as of July 26, 2004 between Essential Reality Inc. and Jay Gelman, President and CEO of Essential Reality Inc. Incorporated herein by reference from Exhibit 10.2 to the Company's Form 10-QSB for the period ended June 30, 2004, filed on August 17, 2004.

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

 10.6 Stock Purchase Warrant between Essential Reality, Inc. and Sunrise Securities Corp. Incorporated by reference from Exhibit 99.4 to the Form 8-K.

 10.7 Form of Financing Agreement issued to Rosenthal & Rosenthal. Incorporated by reference from Exhibit 10.1 to the Company's Form 8-K filed on November 15, 2004.

 10.8 Form of Security Agreement issued to Rosenthal & Rosenthal. Incorporated by reference from Exhibit 10.2 to the Company's Form 8-K filed on November 15, 2004.

 10.9 Form of Guaranty issued to Rosenthal & Rosenthal. Incorporated by reference from Exhibit 10.3 to the Company's Form 8-K filed on November 15, 2004.

 10.10 Form of Registration Rights Agreement issued to Rosenthal & Rosenthal. Incorporated by reference from Exhibit 10.4 to the Company's Form 8-K filed on November 15, 2004.

 11.        Statement re Computation of Per Share Earnings.**

 31.1* Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 32.1* Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

b) Reports on Form 8-K

The company filed the following Current Reports on Form 8-K during the quarter ended September 30, 2004:

      1. July 2, 2004, reporting under item 5 and 7 the Company completed an acquisition and a private placement of preferred stock and warrants.

      2. July 14, 2004, reporting under items 1,2,4,5,and 7 the changes in Control, acquisition of assets, change in accountants and other information.

      3. August 17, 2004, reporting under items 5 and 7 its second quarter financials and other information.

      4. September 1, 2004, reporting under items 5.01 and 9.01 the change in Control and financial statements related to the acquisition reported July 2, 2004.

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

Essential Reality, Inc., a Nevada corporation

                                    (Company)

Date: November 15, 2004


                          By:  /s/ Jay Gelman
                               -------------------------------------
                          Its: Chief Executive Officer and Principal
                               Financial Officer