Form 10KSB
period 2004-12-31
Alliance Distributors Holding Inc.
filed 2005-03-30
CIK 1115463

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      ------------------------------------

                                   FORM 10-KSB

              |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) T
                     OF THE SECURITIES EXCHANGE AC OF 1934

                   For the fiscal year ended December 31, 2004

                                       or

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                 For the transition period from _____ to _______

                             COMMISSION FILE NUMBER
                                    000-32319
                          -----------------------------

                       Alliance Distributors Holding Inc.
                 (Name of Small Business Issuer in Its Charter)

(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

          Delaware                                       33-0851302


                               15-15 132nd Street
                          College Point, New York 11356
                    (Address of principal executive offices)

               Registrant's Telephone Number, Including Area Code:
                                 (718) 747-1500
                         ------------------------------

        Securities registered pursuant to Section 12(b) of the Act: None

                    Securities registered pursuant to Section
                               12(g) of the Act:
                    Common Stock, par value $0.001 per share

                         ------------------------------


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X|        No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

State Issuer's revenues for its most recent fiscal year:  $35,037,000.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $5,862,830 as of March 16, 2005.


(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date: 46,417,098 as of March 16, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

See index to exhibits

Transitional Small Business Disclosure Format (Check one):  Yes |_|   No |X|

ITEM 1. DESCRIPTION OF BUSINESS


Alliance Distributors Holding Inc. (the "Company" or "Alliance") is a distributor of video game consoles and video game peripherals, accessories and software. Our offices are located at 15-15 132nd Street, College Point, New York 11356. Our telephone number is (718) 747-1500.

Business Background

In June 2002, the Company, then named JPAL, Inc. ("JPAL"), a Nevada corporation which then had no ongoing business or significant assets, acquired Essential Reality, LLC ("ER, LLC") which had been formed in 1998 as Freedom Multimedia, LLC in Delaware to develop and market a virtual video game controller. Following this transaction, JPAL changed its name to Essential Reality, Inc. ("Essential"). In November 2003, we discontinued sales of our virtual video game controller because of our inability to raise necessary funds.

On June 17, 2004, Essential entered into a Share Exchange Agreement (the "Exchange Agreement") with Jay Gelman, Andre Muller and Francis Vegliante, the sole shareholders (the "Shareholders") of AllianceCorner Distributors Inc., a New York corporation ("AllianceCorner") which had been engaged in the video game distribution business since August 2003. Pursuant to the Exchange Agreement, the Company on June 29, 2004 acquired all the outstanding capital stock of AllianceCorner from the Shareholders and, in exchange for such capital stock, issued 517,105 Series B Convertible Non Redeemable Preferred Shares ("Series B Preferred Shares") to Jay Gelman, 517,105 Series B Preferred Shares to Andre Muller and 517,104 Series B Preferred Shares to Francis Vegliante. On November 22, 2004, the Series B Preferred Shares converted into 8,226,671 shares of common stock for each of Jay Gelman and Andre Muller and into 8,226,655 shares of common stock for Francis Vegliante.

In connection with this acquisition, the Company issued the share equivalent of 21,237,114 shares of common stock and 403,334 shares of Series A Convertible Non Redeemable Preferred Stock in private placements. Each share of Series A Convertible Non Redeemable Preferred Stock entitles the holder to 15.9090 votes, and votes as one class with the common stock on as converted basis. Certain holders granted to Jay Gelman an irrevocable voting proxy to vote their voting stock. As of March 16, 2005, Jay Gelman's voting proxy covered 5,295,549 shares of common stock, as well as 168,427 shares of Series A Convertible Non Redeemable Preferred Stock that have 2,679,520 votes, for a total voting proxy of 7,975,069 votes.

These transactions diluted the ownership of our shareholders prior to June 2004 to 1.077% of the 46,417,098 shares of common stock outstanding as of March 16, 2005.

We accounted for our acquisition of AllianceCorner as a reverse acquisition as of June 30, 2004. The pre-acquisition financial statements of AllianceCorner are treated as historical financial statements of the combined companies.

AllianceCorner was formed in May 2003 under the name Alliance Partners, Inc. The name of Alliance Partners, Inc. was changed to AllianceCorner Distributors Inc. in September 2003 and was further changed to Alliance Distributors Holding, Inc. ("Alliance New York") in July 2004. Effective November 17, 2004, Alliance New York was merged into Alliance Distributors Holding Inc., a Delaware corporation that was wholly owned by Essential.

Effective November 22, 2004, Essential reincorporated in Delaware and changed its name to Alliance Distributors Holding Inc. ("Alliance" or the "Company"), by way of a merger of Essential into Alliance, which was then a wholly owned Delaware subsidiary of Essential.

On March 7, 2005, Mr. Vegliante sold 4,000,000 shares of common stock to investors in a private transaction at a purchase price of $0.125 per share.

Our Business

What we Sell

We distribute to retail stores video game consoles that are manufactured by Sony Corporation (the "PlayStation(R)2 Computer Entertainment System"), Nintendo ("GameCubeTM and Game Boy(R) Advance") and Microsoft ("Xbox(R)"). We sell these consoles at prices ranging from $49.99 to $149. We also distribute accessories and game software that are made for these consoles by the console manufacturers and third parties. Accessories include controllers, memory cards, network adaptors, steering wheels for racing games and extra cable for game controllers. We sell our accessories and software at prices ranging from $9.99 to $149.99.

The Market

According to The NPD Group, Inc. a leading market information provider, the video game market in the US had sales of $9.9 billion in 2004.

Suppliers

We are direct distributors for Sony Computer Entertainment America Inc. ("Sony") and Nintendo of America Inc. ("Nintendo") and purchase product from them directly. We are also direct distributors for approximately 75 third-party vendors (including Electronic Arts Inc., Take Two Interactive Software, Inc. and THQ Inc.) of accessories and software for video games. We have no relationship with Microsoft for distribution of the Microsoft Xbox(R), and purchase our Xbox(R) supplies from another distributor.

For the fiscal year ended December 31, 2004, we purchased approximately 30% of our products for cash in advance, and the balance on 30 day to 45 day terms. In addition to manufacturer credit and internally generated funds, we have a financing agreement with a lender under which the lender may in its discretion lend us up to $5,000,000 based on eligible receivables and inventory. We have pledged substantially all of our assets as security for this financing.

For fiscal year ended December 31, 2004, three of our suppliers in the aggregate accounted for approximately 50% of our purchases, and our 80 largest suppliers in the aggregate accounted for 75% of our purchases. We have no long term agreement with any of our suppliers, and conduct business with them on an individual purchase order basis. Our business would be materially and adversely affected should any material supplier terminate its relationship with us or modify its relationship with us.

Warehouse and Showroom

We store our inventory in our 11,500 square foot warehouse in College Point, New York. We display our products to customers in a 3,000 square foot showroom that adjoins our executive offices. Products are either picked up directly by the customer from our warehouse or delivered through a third party courier. We deliver products at no additional charge to customers purchasing at least $500 worth of products in the New York metropolitan area and the surrounding tri-state region.

Our Customers; Sales and Marketing

Our customers consist primarily of approximately 2,500 to 3,000 retail stores located throughout the United States and Canada. A majority of these stores are located in the New York metropolitan area and the surrounding tri-state region. We estimate that these stores are owned by approximately 350 to 500 different entities. Approximately 50% of our sales are on a cash on delivery basis, and the balance is invoiced primarily on 7 through 30 day terms. To our knowledge, no group of stores under common ownership accounted for 10% or more of our sales for fiscal year ending 2004.

We sell to our customers on a purchase order basis through our sales employees who are paid on a salary plus commission basis. We have no long-term sales agreements.

We market ourselves in part as being engaged in a "Video Game Alliance" with our customers. In this context we advise our customers on how best to sell the product they buy from us, and we offer them banners, and point of sale and similar material. In advertisements we list our customers and indicate that the advertisement is "brought to you by Alliance Distributors." We have not to date advertised in the trade press. We attend and exhibit at two trade shows annually.

We have developed a business-to-business website that will offer customers many of the conveniences of our retail showroom and the ability to order products directly on line. We believe that the website may allow us to expand our marketing area. We have incurred approximately $40,000 in developmental expenses for this website to date.

Warranties and Returns

We offer no warranties to our customers and do not have any facilities for the repair or service of any products. We nevertheless accept returns of product claimed to be defective and reimburse our customers for the full purchase price of these products. Although the majority of our suppliers in turn accept these returns from us, certain suppliers credit us with a fixed allowance for returns and require that we assume the risk of excess returns.

Competition

Mecca Electronics Industries, Inc., Jack of all Games (a subsidiary of Take Two Interactive Software, Inc.), About Time Inc, Pioneer Distributors Inc d/b/a JB Marketing, Florida State Games, SVG Distribution, Inc. and D&H Distributing Co., Inc. are the dominant distributors in our industry. These companies have significantly greater financial resources than our company. We compete with these companies on the basis of personalized service, advice and marketing support that we seek to offer to our customers.

Government Regulation

The manufacturers of our products must test them for compliance with Federal Communications Commission (FCC) standards to avoid radio frequency emissions that could interfere with other radio frequency transmissions or similar regulatory standards in other countries. We are not required to test our products for compliance.

Employees

We currently employ 30 employees, all of whom are employed on a full time basis.

ITEM 2. DESCRIPTION OF PROPERTIES

Our executive offices and an adjoining showroom are located in about 11,000 square feet of space at 15-15 132nd Street, College Point, NY 11356. This space is leased through KIM Management at a monthly rent of approximately $5,000 excluding property taxes, maintenance and utilities. The lease will terminate on February 28, 2013. Our 11,000 square foot warehouse, comprised of two adjacent spaces, is located at 18-37 through 18-39 128th Street, College Point, NY 11356 and is leased through AJ Pegno Reality at a monthly rental of $9,500. The lease will terminate on June 30, 2008. Our current premises are adequate for our current operations and we do not anticipate that we will require any additional premises in the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

Other than as set forth below, we know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

On August 19, 2004 a complaint was filed by Radio Wave LLC, in the Supreme Court of the State of New York, County of New York, against Essential Reality, LLC, Essential Reality, Inc. and David Devor, a former officer and a current employee of the Company, for rent, additional rent, cost and fees relating to premises formerly occupied by the Company. Plaintiff seeks to recover $150,416 for the period up to August 31, 2004, plus additional amounts to be determined by the Court for the period subsequent to August 31, 2004. Plaintiff also seeks to recover $50,000 in expenses and attorney fees plus additional amounts to be determined by the Court. We believe that the suit is without merit and intend to vigorously defend its position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

On October 25, 2004, the Shareholders, holding 63% of the total outstanding shares entitled to vote, voted to:

1. amend the Articles of Incorporation of Essential Reality, Inc. to first increase the number of authorized shares of common stock, par value $0.001 per share (the "common stock"), from 50,000,000 shares to 4,400,000,000 shares, and to increase the number of authorized shares of preferred stock, par value $0.001 per share from 5,000,000 shares to 10,000,000 shares;

2. further amend the Articles of Incorporation of Essential Reality, Inc. to reverse split the number of authorized shares of common stock and the outstanding shares of common stock on the basis of one share for 44 shares;

3. merge Essential Reality, Inc. into its then Delaware wholly owned subsidiary, Alliance Distributors Holding Inc. and terminate its corporate existence in the State of Nevada; and

4.   adopt the Alliance Distributors Holding Inc. 2004 Stock Plan.

These actions became effective November 22, 2004, the 21st day following the date the Company sent a Schedule 14C information statement relating to these actions to security holders entitled to vote.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock trades on the Pink Sheets Electronic Quotation Service since July 2003 and traded on the OTC Bulletin Board from April 19, 2001 until July 2003. Our current trading symbol is ADTR.PK. The following table sets out the high and low closing bid prices of our common stock during the periods indicated as quoted on the OTC Bulletin Board and the Pink Sheets Electronic Quotation Service. Prices are adjusted to reflect a one-for 44 reverse split effective on November 22, 2004 . The following quotations obtained from Yahoo Finance reflect the highs and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

------------------------------------ ----------------------------------------------------------------
           Quarter Ended                                       Bid Price Per Share

------------------------------------ ----------------------------------------------------------------
               2004                                  High                                 Low
------------------------------------ ------------------------------------- --------------------------
          March 31, 2004                            $11.00                               $4.84
------------------------------------ ------------------------------------- --------------------------
           June 30, 2004                            $15.40                               $3.52
------------------------------------ ------------------------------------- --------------------------
        September 30, 2004                          $15.40                               $4.40
------------------------------------ ------------------------------------- --------------------------
         December 31, 2004                          $4.40                                $0.20
------------------------------------ ------------------------------------- --------------------------
               2003                                  High                                 Low
------------------------------------ ------------------------------------- --------------------------
          March 31, 2003                            $28.60                               $24.20
------------------------------------ ------------------------------------- --------------------------
           June 30, 2003                            $11.00                               $11.00
------------------------------------ ------------------------------------- --------------------------
        September 30, 2003                          $7.48                                $3.08
------------------------------------ ------------------------------------- --------------------------
         December 31, 2003                          $22.44                               $2.20
------------------------------------ ------------------------------------- --------------------------

As of March 16, 2005, there were 136 stockholders of record of the Company's Common Stock. This number does not include shares held in street name. The Company has not paid cash dividends on its Common Stock and does not plan to pay cash dividends in the foreseeable future.

EQUITY COMPENSATION PLAN INFORMATION

Our current Alliance Distributors Holding Inc. 2004 Stock Plan (the "Plan") was adopted by our directors on October 25, 2004 and was approved by our shareholders on October 25, 2004. No options were issued and outstanding under the Plan during fiscal year 2004.

As of March 16, 2005, the Company has granted a total of 7,550,000 options under the Plan and 2,450,000 securities remain available for future issuance. The options granted are ten-year non-qualified options to purchase the Company's common stock and vest and become exercisable in 12 equal quarterly installments beginning on April 1, 2005.

Of the total options granted, 1,100,000 options were granted to Jay Gelman, the CEO and Chairman of the Board of Directors of the Company, 1,100,000 options were granted to Andre Muller, the President, COO and a director of the Company, and 150,000 options were granted to each of Thomas Vitiello, Humbert B. Powell, III, and Steven Nathan each a non-employee director of the Company. These options have an exercise price of $0.3250 per share, except for Mr. Nathan's options, which have an exercise price of $0.320 per share.

The options were granted in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS


OVERVIEW

See "Business-Background," for description of a transaction whereby AllianceCorner Distributors Inc. ("AllianceCorner") became a New York wholly-owned subsidiary of Essential. The name of AllianceCorner was changed to Alliance Distributors Holding, Inc. ("New York Alliance") in July 2004. Effective November 17, 2004, New York Alliance was merged into Alliance Distributors Holding Inc., a Delaware corporation that was wholly owned by Essential. Effective November 22, 2004, Essential reincorporated in Delaware and changed its name to Alliance Distributors Holding Inc. ("Alliance" or the "Company"), by way of a merger of Essential into Alliance, which was then a wholly owned Delaware subsidiary of Essential. The business of AllianceCorner became our only business. Since the former stockholders of AllianceCorner acquired a majority of our voting interests, the transaction was treated as a reverse acquisition, with AllianceCorner treated as the acquirer for accounting purposes. Accordingly, the pre-acquisition financial statements of AllianceCorner are our historical financial statements. At the time of the acquisition, Essential had no continuing operations and its historical results would not be meaningful if combined with the historical results of AllianceCorner.

Our distribution revenues are derived from the sale of interactive video games and gaming products for all key manufacturers and third-party software titles, accessories and hardware. Operating margins in our distribution business are dependent on the mix of software and hardware sales, with software generating higher margins than hardware.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

Revenue Recognition - The Company recognizes sales upon shipment of products to customers as title and risk of loss pass upon shipment and collectibility is reasonably assured. Provisions for estimated uncollectible discounts and rebates to customers, estimated returns and allowances and other adjustments are provided for in the same period the related sales are recorded. While such amounts have been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same rates as in the past.

Accounts Receivable - Accounts Receivable as shown on the Balance Sheet are net of allowances and anticipated discounts. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the financial statements, assessments of collectibility based on historic trends and an evaluation of the impact of economic conditions. The allowance for doubtful accounts is not significant. Principally, the Company's historical estimates of these costs have not differed materially from actual results. The Company controls credit risk through credit approvals, credit limits and monitoring procedures. The Company performs credit evaluations of its customers but generally does not require collateral to support accounts receivable.

Inventories - Inventory is stated at the lower of cost or market, cost being determined on the average cost basis. Write-downs for slow moving and aged merchandise are provided based on historical experience and current product demand. The Company evaluates the adequacy of the write-downs quarterly. The Company cannot guarantee that it will continue to experience the same level of write-downs as in the past.

YEAR ENDED DECEMBER 31, 2004 AND FOR THE PERIOD FROM August 11, 2003 (Commencement of Operations) TO DECEMBER 31, 2003

The following table shows each specified item as a dollar amount and as a percentage of net sales in each fiscal period, and should be read in conjunction with the financial statements included elsewhere in this Annual Report on Form 10-K:

                                            Year Ended                For the Period
                                           December 31,            August 11, 2003 to
                                               2004                  December 31,2003
                                           (Thousands)                  (Thousands)
                                         -------------------        ----------------
Net sales                               $ 35,037       100.0%    $ 10,513      100.0%
Cost of goods sold                        31,116        88.8%       9,219       87.7%
                                        --------    --------    ---------   --------
   Gross profit                            3,921        11.2%       1,294       12.3%
Operating Expenses:
  Selling, general and
    administrative expenses                3,919        11.2%       1,077       10.2%
                                        --------    --------    ---------   --------
Income from operations                         2          .0%         217        2.1%

Interest expense                             230          .7%           9         .1%
                                        --------    --------    ---------   --------
Income(loss) before income taxes            (228)        (.7%)        208       2.00%
Income taxes                                  14          .0%          79         .8%
                                        --------    --------    ---------   --------

Net income (loss)                       $   (242)        (.7)%   $    129        1.2%
                                        ========    ========    =========   ========

RESULTS OF OPERATIONS

Net Sales. Net sales for the year ended December 31, 2004 were $35,036,991. From January 1, 2004 to August 10, 2004 net sales were $15,605,584. From August 11, 2004 to December 31, 2004 net sales were $19,431,407, as compared to net sales of $10,513,231 for the period from August 11, 2003, the date of commencement of operations, to December 31, 2003. The increase in sales for the period beginning August 11, 2004 and ending December 31, 2004 primarily resulted from the sales of new game software (Grand Theft Auto: San Andreas) and PlayStation 2 console hardware.

Cost of Goods Sold. For the year ended December 31, 2004, cost of goods sold totaled $31,116,020. From January 1, 2004 to August 10, 2004 cost of goods sold were $13,339,880, or 14.5% of gross profit. From August 11, 2004 to December 31, 2004 cost of goods sold were $17,776,140, or 8.5% of gross profit, as compared to $9,219,064 or 12.3% of gross profit for the period from August 11, 2003, the date of commencement of operations, to December 31, 2003.

The increase in cost of sales for the period beginning August 11, 2004 and ending December 31, 2004 was primarily due to the lack of Playstation 2 hardware in the marketplace. The lack of hardware resulted in a decrease in demand for game software, which in turn resulted in a decrease in profit margin from game software.

During the fourth quarter of fiscal 2004 the Company conducted its annual physical inventory. The physical inventory resulted in a difference with the perpetual inventory system of approximately $269,000, which was recorded as an expense within cost of goods sold in the accompanying financial statements and resulted in a corresponding 0.8% decrease on our gross profit for the year ended December 31, 2004.

Selling, General and Administrative Expenses. For the year ended December 31, 2004 selling, general and administrative expenses totaled $3,919,071, compared to $1,077,342 for the period from August 11, 2003, the date of commencement of operations, to December 31, 2003. The major components of selling, general and administrative expenses for the year ended December 31, 2004 were: (i) selling expenses, consisting primarily of salaries and commissions and salary related expenses, of $429,112; (ii) shipping and warehouse expenses, consisting primarily of salaries and salary related expenses and freight-out, of $637,773 and $244,610 respectively; and (iii) general and administrative expenses, consisting primarily of salaries and salary - related expenses of $1,335,142, and insurance, consulting fees, professional fees and rent of $698,127. Included in professional fees are one time expenses of $163,000.

Interest expense for the year ended December 31, 2004 totaled $229,844, compared to $9,009 for the period from August 11, 2003, the date of commencement of operations, to December 31, 2003. Interest expense relates to the note payable-bank and factor arrangements described below under Liquidity and Capital Resources.

LIQUIDITY AND CAPITAL RESOURCES

On June 29, 2004 the Company received $2,884,171 in net proceeds from the sale of 1,124,767 shares of Series A 6% Convertible Non-Redeemable Preferred Shares of Essential ("Series A 6% Preferred Shares) in a private placement (the "Offering"). At the same time, substantially all outstanding debt of the Company was extinguished through either conversion into an aggregate of 452,202 shares of Series A 6% Preferred Shares or through cash payments.

For the year ended December 31, 2004 net cash used in operating activities was $5,181,707. Net cash used in operations for the year ended December 31, 2004 consisted of a net loss of $241,749 and included the following changes in operating assets and liabilities: an increase in accounts receivable of $3,216,014, an increase in inventory of $972,128 a decrease in accounts payable of $1,889,677 and a decrease in amount due to factor of $1,283,854.

Net cash used in investing activities for the year ended December 31, 2004 was $987,330, of which $68,952 was used for the purchase of equipment and $915,329 was used for the payment of Essential's pre-acquisition liabilities.

Net cash provided by financing activities for the year ended December 31, 2004 was $5,732,789 which consisted primarily of gross proceeds of $4,000,000 from the Offering, less payments of issuance costs of $200,500, payments of merger expenses of $111,963, repayment of long term obligations of $271,624, payment of deferred financing costs of $50,000 and net proceeds on our note payable to bank of $2,366,876.

In December 2003, AllianceCorner entered into a factoring arrangement with Rosenthal & Rosenthal, Inc. ("Rosenthal"), a commercial factor. As set forth in the next paragraph, this factoring arrangement was replaced with a Financing Agreement on November 11, 2004. Under the factoring arrangement as in effect through November 11, 2004, the Company sold a substantial portion of its trade receivables up to maximum credit limits established by the factor for each individual account. Receivables sold in excess of these limitations were subject to recourse in the event of non-payment by the customer. The Company paid interest at the prime lending rate plus 1.5% for advances made prior to the collection of the factored accounts receivable. Substantially all of the Company's assets were pledged as collateral under the factoring agreement. The Company was required to maintain a specified level of net worth, as defined.

On November 11, 2004, the Company, entered into a Financing Agreement which replaced the factoring agreement with Rosenthal. Under the Agreement, Rosenthal may in its discretion lend up to $5 million to the Company based on eligible inventory and receivables. All borrowings are due on demand, are secured by substantially all of the assets of the Company and are subject to the Company's compliance with certain financial covenants. The Agreement terminates November 30, 2007 unless terminated sooner by Rosenthal on 30 days' notice. Interest on outstanding borrowings is payable at a variable rate per annum, equal to the prime rate (but not less than 4.75 percent) plus 2.00 percent (7.25 percent as December 31, 2004). The Company's CEO and the Company's President signed limited guaranties in respect of borrowings under the Agreement The Company was required to maintain a specified level of certain agreed upon financial formulas, as defined. As of December 31, 2004, the Company was in compliance with its covenants.

The Company believes that it has sufficient liquidity for the next twelve months based upon its existing cash and availability under the financing agreement.

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4". SFAS No. 151 retains the general principle of ARB 43, Chapter 4, "Inventory Pricing (AC Section I78)", that inventories are presumed to be stated at cost; however, it amends ARB 43 to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventories based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company does not anticipate that the adoption SFAS No. 151 will have a significant impact on the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 20, Accounting for Nonmonetary Transactions". The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmoneary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement shall be applied prospectively and is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The Company does not anticipate that the adoption of SFAS 153 will have a significant impact on the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment". This statement revises FASB Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123(R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). This Statement, for small business issuers is effective as of the first reporting period that begins after December 15, 2005. Accordingly, the Company will adopt SFAS 123(R) in its first quarter of fiscal 2006. The Company is currently evaluating the provisions of SFAS 123(R) and has not yet determined the impact that this Statement will have on its future results of operations or financial position. Since the Company had no options outstanding, there would be no impact of the new standard, if it had been in effect, on the net earnings and related per share amounts of our fiscal years ended December 31, 2004 and 2003.


FLUCTUATIONS IN OPERATING RESULTS AND SEASONALITY

We have experienced fluctuations in quarterly operating results as a result of the timing of the introduction of new titles; variations in sales of titles developed for particular platforms; market acceptance of our titles; sequels or enhancements of existing titles; projected and actual changes in platforms; the timing and success of title introductions by our competitors; product returns; changes in pricing policies by us and our competitors; order cancellations; and delays in product shipment. Sales of our titles are also seasonal, with peak shipments typically occurring in the fourth calendar quarter as a result of increased demand for titles during the holiday season. Annual comparisons of operating results are not necessarily indicative of future operating results.

ITEM 7. FINANCIAL STATEMENTS

                       ALLIANCE DISTRIBUTORS HOLDING INC.
                       (FORMERLY ESSENTIAL REALITY, INC.)

                                      Index

                                                                            Page


Report of Independent Registered Public Accounting Firm                   F - 1

Balance Sheet as of December 31, 2004                                     F - 2

Statements of Operations for the year ended December 31, 2004 and for the Period from May 9, 2003 (Inception) to
  December 31, 2003                                                       F - 3

Statements of Stockholders' Equity for the year ended December
  31, 2004 and for the Period from May 9, 2003 (Inception)
  to December 31, 2003                                                    F - 4

Statements of Cash Flows for the year ended December 31, 2004 and for the Period from May 9, 2003(Inception) to
  December 31, 2003                                              F - 5 to F - 6

Notes to Financial Statements                                   F - 7 to F - 19

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders
Alliance Distributors Holding Inc.
(Formerly Essential Reality, Inc.)


We have audited the accompanying balance sheet of Alliance Distributors Holding Inc. (formerly Essential Reality, Inc.) as of December 31, 2004, and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 2004 and the period from May 9, 2003 (inception) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alliance Distributors Holding Inc. (formerly Essential Reality, Inc.) as of December 31, 2004, and the results of its operations and its cash flows for the year ended December 31, 2004 and the period from May 9, 2003 (inception) to December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.


/s/ Mahoney Cohen & Company, CPA, P.C.


New York, New York
March 9, 2005

                       ALLIANCE DISTRIBUTORS HOLDING INC.
                       (FORMERLY ESSENTIAL REALITY, INC.)
                                  Balance Sheet
                                December 31, 2004

                                     ASSETS

Current assets:
    Cash                                                               $ 220,605
    Accounts receivable, net of allowance for doubtful
        accounts of approximately $37,000                              3,370,559
    Inventory                                                          3,868,335
    Due from vendors                                                      34,248
    Prepaid expenses and other current assets                            177,441
                                                                      ----------
                Total current assets                                   7,671,188

Property and equipment, net                                              409,374

Other assets                                                              76,800
                                                                      ----------
                                                                      $8,157,362
                                                                      ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Note payable-bank                                                 $2,366,876
    Accounts payable                                                   2,574,642
    Current portion of long term obligations                              28,056
    Accrued expenses and other current liabilities                       114,212
                                                                      ----------
                Total current liabilities                              5,083,786

Long term obligations                                                     31,788

Deferred lease obligation                                                 17,597

Commitments and contingencies

Stockholders' equity:
    Series A Convertible Non-Redeemable Preferred Stock,
      $.001 par value - Authorized, 8,833,334 shares;
      issued and outstanding,564,649 shares                                  564

    Common stock, $.001 par value - Authorized, 100,000,000 shares;
      Issued and outstanding 43,850,740, shares                           43,851

    Additional paid-in capital                                         3,186,240
    Accumulated deficit                                                (206,464)
                                                                      ----------
                Total stockholders' equity                             3,024,191
                                                                      ----------
                                                                      $8,157,362
                                                                      ==========


See notes to financials statements.

                       ALLIANCE DISTRIBUTORS HOLDING INC.
                       (FORMERLY ESSENTIAL REALITY, INC.)
                            Statements of Operations
                    For the Year Ended December 31, 2004 and
        For the Period from May 9, 2003 (Inception) to December 31, 2003

                                                         2004              2003
                                                     ------------      ------------
Net sales                                            $ 35,036,991      $ 10,513,231

Cost of goods sold                                     31,116,020         9,219,064
                                                     ------------      ------------
Gross profit                                            3,920,971         1,294,167

Selling, general and administrative expenses            3,919,071         1,077,342
                                                     ------------      ------------
Income from operations                                      1,900           216,825

Interest expense                                          229,844             9,009
                                                     ------------      ------------

Income (loss) before provision for income taxes          (227,944)          207,816

Provision for income taxes                                 13,805             8,000
                                                     ------------      ------------
Net income (loss)                                        (241,749)          199,816

Preferred stock dividends                                 164,531                --
                                                     ------------      ------------
Net loss available to common shareholders            $   (406,280)     $    199,816
                                                     ============      ============
Net income (loss) per share - Basic and diluted      $       (.01)     $        .01
                                                     ============      ============

Basic and diluted weighted-average common shares
    outstanding                                        35,873,457        24,679,997
                                                     ============      ============


See notes to financial statements.

                       ALLIANCE DISTRIBUTORS HOLDING INC.
                        (FORMERLY ESSENTIAL REALITY, INC)
                       Statements of Stockholders' Equity
                      For the Year Ended December 31, 2004
               and For the Period from May 9, 2003 (Inception) to
                                December 31, 2003


                                           Preferred Stock A            Preferred Stock B                   Common Stock
                                     ----------------------------------------------------------------------------------------
                                          Shares         Amount         Shares         Amount         Shares         Amount
                                       -----------    -----------    -----------    -----------    -----------    -----------
Balance, May 9, 2003 (Inception)                --    $        --             --    $        --             --    $        --

Issuance of common stock                                                                                   300            300

Additional capital contribution                 --             --             --             --             --             --

Net income                                      --             --             --             --             --             --

                                       -----------    -----------    -----------    -----------    -----------    -----------
Balance, January 1, 2004                        --             --             --             --            300            300

Exchange of Alliance
  shares for Essential shares                   --             --      1,551,314          1,551           (300)          (300)

Essential shareholders' shares
  prior to reverse acquisition                  --             --             --             --        422,457            422

Issuance of shares in exchange
  for Essential debt and Essential's
  debt and liabilities assumed             452,202            452             --             --         77,543             78

Proceeds from PPO, net of
  cash issuance costs                    1,124,767          1,125             --             --             --             --

Shares issued to placement
  agent of PPO, net of merger
  expenses of $385,000                     108,146            108             --             --             --             --

Preferred stock dividend                    46,200             46             --             --             --             --

Conversion of Preferred Stock B
  into common stock                             --             --     (1,551,314)        (1,551)    24,679,997         24,680

Conversion of Preferred Stock A
  into common stock                     (1,166,666)        (1,167)            --             --     18,560,743         18,561

Shares issued to settle common
  stock liability                               --             --             --             --        110,000            110

Warrants issued to lender                       --             --             --             --             --             --

Merger expenses and registration
  fees                                          --             --             --             --             --             --

Net loss                                        --             --             --             --             --             --
                                       -----------    -----------    -----------    -----------    -----------    -----------
Balance, December 31, 2004                 564,649    $       564             --    $        --     43,850,740    $    43,851
                                       ===========    ===========    ===========    ===========    ===========    ===========

                                                        Retained
                                       Additional       Earnings       Total
                                         Paid In      (Accumulated  Stockholders'
                                         Capital         Deficit)      Equity
                                       -----------    -----------    -----------
Balance, May 9, 2003 (Inception)      $         --    $        --    $        --

Issuance of common stock                        --             --            300

Additional capital contribution            435,715                       435,715

Net income                                                199,816        199,816
                                       -----------    -----------    -----------
Balance, January 1, 2004                   435,715        199,816        635,831

Exchange of Alliance
  shares for Essential shares               (1,251)            --             --

Essential shareholders' shares
  prior to reverse acquisition                (422)            --             --

Issuance of shares in exchange
  for Essential debt and Essential's
  debt and liabilities assumed          (1,068,428)            --     (1,067,898)

Proceeds from PPO, net of
  cash issuance costs                    3,798,375             --      3,799,500

Shares issued to placement
  agent for PPO, net of merger
  expenses of $385,000                        (108)            --             --

Preferred stock dividend                   164,485       (164,531)            --

Conversion of Preferred Stock B
  into common stock                        (23,129)            --             --

Conversion of Preferred Stock A
  into common stock                        (17,394)            --             --

Shares issued to settle common
  stock liability                           32,090             --         32.200

Warrants issued to lender                   60,000             --         60,000

Merger expenses and registration
  fees                                    (193,693)            --       (193,693)

Net loss                                        --       (241,749)      (241,749)
                                       -----------    -----------    -----------
Balance, December 31, 2004            $  3,186,240    $  (206,464)   $ 3,024,191
                                       ===========    ===========    ===========


                        See notes to financial statements

                       ALLIANCE DISTRIBUTORS HOLDING INC.
                       (FORMERLY ESSENTIAL REALITY, INC.)
                            Statements of Cash Flows
                    For the Year Ended December 31, 2004 and
        For the Period from May 9, 2003 (Inception) to December 31, 2003

                                                                 2004             2003
                                                             ------------     ------------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
    Net income (loss)                                        $   (241,749)    $    199,816
    ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO
    NET CASH PROVIDED BY (USED IN)
     OPERATING ACTIVITIES:
        Deferred rent                                              13,359            4,236
        Depreciation and amortization                              82,950           26,928
        Bad Debt expense                                           27,050           10,000
        Interest amortization of deferred financing costs          10,833               --
        CHANGES IN ASSETS AND LIABILITIES:
         (Increase) decrease in assets
           Accounts receivable                                 (3,216,014)        (190,864)
           Due from factor                                      1,283,854       (1,283,854)
           Inventory                                             (972,128)         203,419
           Due from vendors                                       (19,848)         (14,400)
           Prepaid expenses and other current assets              (64,185)         (42,074)
         Increase (decrease) in liabilities
           Accounts payable                                    (1,889,677)       1,500,465
           Accrued expenses and other current
              liabilities                                        (195,241)         187,900
                                                             ------------     ------------
        Net cash provided by (used in)
         operating activities                                  (5,181,707)         601,752
                                                             ------------     ------------
CASH FLOWS USED IN INVESTING ACTIVITIES:
    Purchase of property and equipment                            (68,952)        (130,044)
    Increase in other assets                                       (3,049)         (18,334)
    Payments for pre-acquisition liabilities                     (915,329)              --
                                                             ------------     ------------
    Net cash used in investing activities                        (987,330)        (148,378)
                                                             ------------     ------------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
    Proceeds from sale of securities                            4,000,000               --
    Proceeds from note payable - bank                          10,018,726               --
    Repayments of note payable - bank                          (7,651,850)              --
    Payments for issuance costs                                  (200,500)              --
    Payments for merger costs                                    (111,963)              --
    Repayment of long-term obligations                           (271,624)         (11,827)
    Capital contribution                                               --          200,000
    Proceeds from notes payable                                        --           15,306
    Payment of deferred financing costs                           (50,000)
                                                             ------------     ------------
        Net cash provided by financing activities               5,732,789          203,479
                                                             ------------     ------------
NET INCREASE (DECREASE) IN CASH                                  (436,248)         656,853

CASH, beginning of period                                         656,853               --
                                                             ------------     ------------
CASH, end of year                                            $    220,605     $    656,853
                                                             ============     ============

See notes to financial statements

                       ALLIANCE DISTRIBUTORS HOLDING INC.
                       (FORMERLY ESSENTIAL REALITY, INC.)
                      Statements of Cash Flows (Continued)
                    For the Year Ended December 31, 2004 and
        For the Period from May 9, 2003 (Inception) to December 31, 2003


                                                                 2004           2003
                                                             ------------    -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid                                            $    148,413    $     4,009
                                                             ============    ===========
    Income tax paid - S Corporation related taxes            $     19,222    $        --
                                                             ============    ===========
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
  ACTIVITIES
 Inventory financed by accounts payable                      $         --    $ 3,099,626
                                                             ============    ===========

 Fair market value of property and equipment contributed     $         --    $   276,138
 Capitalized lease obligations assumed                       $         --        (27,277)
 Notes payable assumed                                       $         --        (12,896)
                                                             ------------    -----------
 Net capital contributed                                     $         --    $   236,015
                                                             ============    ===========

 Equipment acquired under capital lease obligations          $         --    $    17,444
                                                             ============    ===========
 Equipment financed by note payable                          $         --    $    26,674
                                                             ============    ===========
Issuance of Series A 6% Preferred Stock                      $    385,000    $        --
 to placement agent                                          ============    ===========

Pre-acquisition liabilities assumed                          $  1,067,898    $        --
                                                             ============    ===========
 Series A 6% Preferred Stock dividend paid in-kind           $    164,531    $        --
                                                             ============    ===========
Merger and registration costs accrued and in accounts
  payable                                                    $     81,730    $        --
                                                             ============    ===========

Issuance of common stock to settle liability                 $     32,200    $        --
                                                             ============    ===========

Issuance of warrants to lender                               $     60,000    $        --
                                                             ============    ===========

See notes to financial statements

                       ALLIANCE DISTRIBUTORS HOLDING INC.
                       (FORMERLY ESSENTIAL REALITY, INC.)
                          Notes to Financial Statements

Note 1 - BASIS OF PRESENTATION, ORGANIZATION AND OTHER MATTERS

Alliance Distributors Holding Inc. (the " Company" or "Alliance"), formerly Essential Reality, Inc., is a wholesale distributor of video games, consoles, peripherals, accessories and software to customers throughout the United States for most key manufacturers and third party publishers in the video game industry.

On June 17, 2004, Essential Reality, Inc, ("Essential") entered into a Share Exchange Agreement (the "Exchange Agreement") with Jay Gelman, Andre Muller and Francis Vegliante, who were the sole shareholders (the "Shareholders") of AllianceCorner Distributors Inc., a privately held, wholesale distributor incorporated in New York ("AllianceCorner"). Alliance had no prior affiliation with Essential and commenced operations in August 2003. Pursuant to the Exchange Agreement, Essential on June 29, 2004 acquired all the outstanding capital stock of AllianceCorner from the Shareholders in exchange for 1,551,314 Series B Convertible Non Redeemable Preferred Shares ("Series B Preferred Shares"). As a result of the acquisition, the business of Alliance is Essential's only business. The transaction was accounted for as a reverse acquisition as of June 30, 2004 and the pre-acquisition financial statements of AllianceCorner are treated as historical financial statements of the combined companies. As the transaction was accounted for as a reverse acquisition into a public shell, no goodwill has been recorded and the costs incurred have been accounted for as a reduction of additional paid-in capital. As a result of the reverse acquisition:
(i) the historical financial statements of Essential for periods prior to the date of the transaction are not presented and (ii) because AllianceCorner is the accounting acquirer, Essential's historical stockholders' equity is not carried forward to the merged company as of June 30, 2004. The net monetary liabilities of Essential assumed in the transaction were approximately $153,000 after payments of approximately $915,000.

The name of AllianceCorner Distributors, Inc. was changed to Alliance Distributors Holding Inc. (d/b/a Alliance Distributors) after the acquisition and Essential does business under that name. The Company operates as a single segment.

AllianceCorner Distributors Inc., whose operations commenced in August 2003, was incorporated as Alliance Partners, Inc. in May 2003 under the laws of the State of New York and financed with $200,000 of equity. In September 2003, the Company admitted a new stockholder, changed its name to AllianceCorner Distributors Inc. and purchased substantially all of the inventory of Corner Distributors, Inc. ("Corner"), a company previously managed by the new stockholder and owned by a relative of the stockholder, for $3,099,626.

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

On November 6, 2003 the Board of Directors of the Company resolved to discontinue the sales of the P5(TM) Unit, a virtual controller, because of the lack of capital and the ability to raise additional funds and resolved to pursue the Exchange Agreement with AllianceCorner.

                       ALLIANCE DISTRIBUTORS HOLDING INC.
                       (FORMERLY ESSENTIAL REALITY, INC.)
                          Notes to Financial Statements

Note 1 - BASIS OF PRESENTATION, ORGANIZATION AND OTHER MATTERS (Continued)

PRIVATE PLACEMENT OFFERING

As part of the Exchange Agreement with AllianceCorner, Essential was required to raise funds to complete the transaction. Essential offered 1,124,767 shares of Series A 6% Convertible Non Redeemable Preferred Shares (the "Series A Preferred Shares"), through a private placement offering ("PPO"). The PPO resulted in gross proceeds of $4,000,000 and net proceeds to the Company of $3,799,500 less $915,329 for payments of Essential's liabilities. At the same time, substantially all outstanding debt of Essential was extinguished through either conversion into an aggregate of 452,202 Series A Preferred Shares or through cash payments.

Sunrise Securities Corp. ("Sunrise") acted as the placement agent in connection with the PPO and received (a) an $8,500 nonrefundable retainer fee; and (b) a commission consisting of 108,146 shares of Series A Preferred Shares and 5 year warrants due June 29, 2009 to purchase 1,564,096 shares of common stock at an exercise price of $.22. (See Stockholders' Equity section below).

STOCKHOLDERS' EQUITY

Each share of common stock entitles the holder thereof to one vote on each matter that may come before a meeting of the shareholders. Any Series A Preferred Share or Series B Preferred Share entitles the holder to 15.9090 votes, and votes as one class with the common stock.

In the Exchange Agreement, the Shareholders agreed to vote their Series B Preferred Shares in favor of an amendment to the Company's Articles of Incorporation that would increase the number of authorized shares of common stock from 50,000,000 to 4,400,000,000 (the "Amendment"), and in favor of a simultaneous reverse split of the common stock on the basis of one share for forty-four shares to 100,000,000 authorized shares (the "Reverse Split"). These actions became effective on November 22, 2004 and all share and per share data included in these financial statements have been retroactively adjusted for the split.

The Series A Preferred Shares were entitled to a dividend in kind, upon conversion, accruing at the rate of 6% per annum from June 29, 2004 until the effectiveness of the Amendment, November 22, 2004. The Company issued 46,200 additional shares of Series A that converted into 735,000 shares of common stock and recorded a preferred dividend in the amount of $164,531.

The adoption of the Amendment and the Reverse Split resulted in the automatic conversion of each Series A Preferred Share and each Series B Preferred Share into 15.91 shares of common stock. However, Series A Preferred Shares owned by a holder were not to be converted into common stock if and so long as a result of conversion the holder would beneficially own in excess of 4.999% or 9.999% of the issued and outstanding shares, respectively. Any Series A Preferred Shares not converted into the Company's common stock due to the operation of this restriction (the "4.999% Restriction") will no longer be entitled to the 6% dividend referred to above.

As of December 31, 2004, the Series A Preferred Shares were converted into 18,560,743 shares of common stock and the Series B Preferred Shares were converted into 24,679,997 shares of common stock so that there was a total of 43,850,740 issued and outstanding shares of common stock. The warrant issued to Sunrise Securities Corp. is exercisable into 1,564,096 shares of common stock.

                       ALLIANCE DISTRIBUTORS HOLDING INC.
                       (FORMERLY ESSENTIAL REALITY, INC.)
                          Notes to Financial Statements

Note 1 - BASIS OF PRESENTATION, ORGANIZATION AND OTHER MATTERS (Continued)

STOCKHOLDERS' EQUITY (Continued)

The shares of the Company's common stock issued as a result of the conversion on November 22, 2004, the common stock underlying the Series A Preferred Shares and the warrants were entitled to registration rights and the Company filed Form SB-2 on December 23, 2004.

After giving effect to the transactions contemplated by the Exchange Agreement, the Reverse Split and the PPO and to the conversion of all Series A Preferred Shares and Series B Preferred Shares, but not giving effect to warrants issued to the Placement Agent in connection with the PPO and to the 4.999% Restriction, the former shareholders of Alliance collectively own 24,679,997 shares of common stock, or approximately 48% of the outstanding common stock of the Company, investors in the PPO own approximately 18,685,005 shares of common stock , or approximately 36% of the outstanding common stock of the Company, investors converting outstanding debt of Essential in the PPO own 6,135,007 shares of common stock, or approximately 12% of the outstanding common stock of the Company, the Placement Agent owns 1,720,505 shares of common stock, or approximately 3% of the outstanding common stock of the Company and shareholders who owned Essential shares prior to the PPO own approximately 500,000 shares of common stock, or approximately 1% of the outstanding common stock of the Company. Investors in the PPO paid the equivalent of $.22 per share.

Certain holders of Series A Preferred Shares (the "Proxy Grantors") have granted to Jay Gelman an irrevocable proxy (the "Voting Proxy") to vote 544,591 Series A Preferred Shares which includes the 6% stock dividend issued on November 22, 2004 owned by them and any shares of common stock into which such Series A Preferred Shares are converted. After conversion, the Series A Preferred Shares owned by the Proxy Grantors will be entitled in the aggregate to 8,663,949 votes. Subsequent to December 31, 2004, due to sales of stock by some of the Proxy Grantors, this was reduced to 7,974,326 votes.

The three former Shareholders of Alliance each owned Series B Preferred Shares representing 15.8% of the Company's total voting power (the total number of votes that can be cast by the outstanding common stock, Series A Preferred Shares and Series B Preferred Shares). Mr. Gelman, as of December 31, 2004, based on his Series B Preferred Shares and his voting rights pursuant to the Voting Proxy, had 31.9% of the Company's total voting power. On February 16, 2005 this was 30.66%. The Shareholders in the aggregate as of December 31, 2004 had approximately 63% of the Company's total voting power and control the Company. On March 11, 2005, one of the shareholders sold 4 million shares reducing the voting power to 54.23%.

In connection with the Exchange Agreement, the former shareholders of Alliance have agreed not to dispose of any of their Series B Preferred Shares (or any of their shares of the Company's common stock received by them upon conversion of the Series B Preferred Shares) for a period of one year from the closing of the Exchange Agreement unless approval is obtained through methods defined in the Exchange Agreement.

Subsequent to December 31, 2004, there were 161,314 shares of Series A Preferred Shares converted into 2,566,358 shares of common stock; as a result, as of February 23, 2005, the shares issued and outstanding were 403,335 of Series A Preferred Shares and 46,417,098 of common stock.

                       ALLIANCE DISTRIBUTORS HOLDING INC.
                       (FORMERLY ESSENTIAL REALITY, INC.)
                          Notes to Financial Statements

Note- 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates reflected in these financial statements relate primarily to bad debt reserves on accounts receivable.

Allowance for Doubtful Accounts

The Company provides an allowance for doubtful accounts equal to estimated uncollectible accounts. The Company's estimate is based on a regular review of individual account balances over 90 days, historical collection experience and consideration of other factors such as a customer's financial status and other business risk. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change. The Company established allowances of $37,000 at December 31, 2004.

Inventory

Inventory consists entirely of finished goods held for sale and is reported at the lower of cost or market, on the average cost basis. At times, the Company makes advance payments to vendors to procure and ensure delivery of certain high demand products. Such deposits are reflected as due from vendors in the balance sheet.

Property and Equipment

Property and equipment is recorded at cost. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance and repairs are charged to expense as incurred. Assets held under capital leases are recorded at the lower of the net present value of the minimum lease payments or the fair value of the leased assets at the inception of the lease. Leasehold improvements are amortized over the lesser of the lease terms or the assets' useful lives. When property and equipment is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation and amortization is provided over the estimated lives of the related assets using the straight-line method. The estimated useful lives for significant property and equipment categories are as follows:

Vehicles                                 4 years
Warehouse equipment                      3 to 7 years
Office furniture and equipment           3 to 7 years
Leasehold improvements                   5 to 10 years

                       ALLIANCE DISTRIBUTORS HOLDING INC.
                       (FORMERLY ESSENTIAL REALITY, INC.)
                          Notes to Financial Statements

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment of Long-Lived Assets

The Company follows Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that long-lived assets, including property and equipment, be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. The Company assesses its assets for impairment based on the estimated future undiscounted cash flows expected to result from the use of the asset and records impairment losses when this amount is less than the carrying amount. Impairment losses are recorded for the excess of the assets' carrying amount over their fair value, which is generally determined based on the estimated future discounted cash flows over the remaining useful life of the asset using a discount rate determined by management at the date of the impairment review. Management believes at this time that the carrying value and useful life of long-lived assets continue to be appropriate.

Deferred Rent

The Company accounts for scheduled rent increases contained in its leases on a straight-line basis over the non-cancellable lease term.

Revenue Recognition

The Company recognizes sales upon shipment of products to customers as title and risk of loss pass upon shipment and collectibility is reasonably assured. Provisions for estimated discounts and rebates to customers, estimated returns and allowances and other adjustments are provided for in the same period the related sales are recorded.

Income Taxes

AllianceCorner, with the consent of its stockholders, elected to have its income taxed under the provisions of Subchapter S of the Internal Revenue Code and the corresponding provisions of New York State Tax laws. Under the aforementioned provisions, corporate income or loss and any tax credits earned are included in the stockholders' individual federal and state income tax returns. Accordingly, no provision has been made for federal income taxes for the period from May 9, 2003 (inception) to June 29, 2004. AllianceCorner was subject to New York State S corporation taxes and New York City corporate income taxes. The provision for income taxes for this period comprises state and local taxes.

Effective June 29, 2004, the Company is taxed as a C corporation.

The Company follows SFAS No. 109 "Accounting for Income Taxes" and accounts for income taxes using the liability method which requires the recognition of deferred tax assets or liabilities for the temporary differences between the financial reporting and tax bases of the Company's assets and liabilities and for tax carryforwards at enacted statutory rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

                       ALLIANCE DISTRIBUTORS HOLDING INC.
                       (FORMERLY ESSENTIAL REALITY, INC.)
                          Notes to Financial Statements

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Shipping and Handling

The Company includes shipping and handling revenues in net sales. For the year ended December 31, 2004 and for the period from May 9, 2003 (inception) to December 31, 2003, shipping and handling revenues were approximately $166,000 and $48,000, respectively. The Company includes shipping and handling costs in selling, general and administrative expense. For the year ended December 31, 2004 and for the period from May 9, 2003 (inception) to December 31, 2003, the Company incurred approximately $245,000 and $144,000,of such costs, respectively.

Advertising Expenses

Advertising expenses are charged to operations in the period in which they are incurred. Advertising expenses for the year ended December 31, 2004 and for the period from May 9, 2003 (inception) to December 31, 2003 were approximately $35,000 and $5,000, respectively.

Fair Value of Financial Instruments

The carrying amounts of significant financial instruments, which includes accounts receivable, accounts payable and accrued expenses, approximated fair value as of December 31, 2004 and 2003 due to their short-term maturities. Advances from the factor and borrowings under the financing agreement approximate fair value due to their variable interest rate.

Comprehensive Income

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of December 31, 2004 and 2003, the Company has no items that represent other comprehensive income.

Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per share is computed by dividing the net income by the weighted average number of common shares and common equivalent outstanding during the period. The weighted average number of common and common equivalent shares outstanding reflects the conversion of preferred stock for common stock as of June 29, 2004 (see Note 1) and the 1 for 44 stock split, which occurred in November 2004.

Common equivalents at December 31, 2004 exclude the 500,000 of warrants issued to the Company's lender, since their effect would be anti-dilutive. There were no common equivalents at December 31, 2003.

Stock Based Compensation

In March 2005, the Company established a stock option plan (See Note 11). The Company accounts for stock based employee compensation arrangements under the intrinsic value method pursuant to APB Opinion No. 25, "Accounting for Stock Issued to Employees". There were no options issued as of December 31, 2004. Accordingly, no compensation expense was recorded in the financial statements with respect to option grants.

                       ALLIANCE DISTRIBUTORS HOLDING INC.
                       (FORMERLY ESSENTIAL REALITY, INC.)
                          Notes to Financial Statements

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4". SFAS No. 151 retains the general principle of ARB 43, Chapter 4, "Inventory Pricing (AC Section I78)", that inventories are presumed to be stated at cost; however, it amends ARB 43 to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventories based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company does not anticipate the adoption SFAS No. 151 will have a significant impact on the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 20, Accounting for Nonmonetary Transactions". The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmoneary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement, shall be applied prospectively and is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The Company does not anticipate that the adoption of SFAS 153 will have a significant impact on the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment". This statement revises FASB Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123(R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). This Statement, for small business issuers is effective as of the first reporting period that begins after December 15, 2005. Accordingly, the Company will adopt SFAS 123(R) in its first quarter of fiscal 2006. The Company is currently evaluating the provisions of SFAS 123(R) and has not yet determined the impact that this Statement will have on its future results of operations or financial position. Since the Company had no options outstanding, there would be no impact of this new standard, if it had been in effect, on the net earnings and related per share data amounts of our fiscal years ended 2004 and 2003.

Note 3 - CONCENTRATIONS OF CREDIT RISK AND MAJOR SUPPLIERS

Cash

The Company maintains cash balances at two banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000.

                       ALLIANCE DISTRIBUTORS HOLDING INC.
                       (FORMERLY ESSENTIAL REALITY, INC.)
                          Notes to Financial Statements

Note 3 - CONCENTRATIONS OF CREDIT RISK AND MAJOR SUPPLIERS (Continued)

Accounts Receivable

Concentrations of credit risk with respect to accounts receivable are limited because a large number of geographically diverse customers make up the Company's customer base, thus spreading the trade credit risk. The Company controls credit risk through credit approvals, credit limits and monitoring procedures. The Company performs credit evaluations of its customers but generally does not require collateral to support accounts receivable. The Company's bad debt experience has been within management's expectations.

Major Suppliers

Other than the purchase of inventory acquired from Corner (see Note 1), for the period from May 9, 2003 (inception) to December 31, 2003, two suppliers accounted for approximately 22% of purchases. For the year ended December 31, 2004 three suppliers accounted for approximately 50% of purchases. Management believes that other suppliers could provide the materials on comparable terms. At December 31, 2004, the amount due to these suppliers was approximately $ 1,339,000 and is included in accounts payable on the accompanying balance sheet. If a significant supplier terminates or modifies its relationship with the Company future results could be materially and adversely affected.



Note 4 - PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2004 consists of:



Leasehold improvements                              $239,742
Office furniture and equipment                       105,187
Warehouse equipment                                   54,863
Vehicles                                              52,226
Equipment under capital leases                        67,234
                                                    --------
                                                     519,252
Less: Accumulated depreciation and
   amortization                                      109,878
                                                    --------
                                                    $409,374
                                                    ========

Depreciation and amortization expense amounted to $82,950 and $26,928 for the year ended December 31, 2004 and for the period May 3, 2003 (Inception) to December 31, 2003, respectively.

                       ALLIANCE DISTRIBUTORS HOLDING INC.
                       (FORMERLY ESSENTIAL REALITY, INC.)
                          Notes to Financial Statements

Note 5 - FINANCING AGREEMENTS

In December 2003, the Company entered into a factoring arrangement with a commercial factor, Rosenthal & Rosenthal, Inc. ("Rosenthal"). Up to November 2004, the Company sold a substantial portion of its trade receivables up to maximum credit limits established by the factor for each individual account. Receivables sold in excess of these limitations were subject to recourse in the event of non-payment by the customer. Under the terms of the agreement, the Company paid interest at the prime lending rate plus 1.5% for advances made prior to the collection of the factored accounts receivable. Substantially all of the Company's assets were pledged as collateral under the factoring agreement.

On November 11, 2004, Alliance entered into a Financing Agreement which replaced the factoring agreement with Rosenthal. Under the Agreement, Rosenthal may in its discretion lend up to $5,000,000 to Alliance based on eligible inventory and receivables. All borrowings are due on demand, are secured by substantially all of the assets of Alliance and are subject to the Company's compliance with certain financial covenants. The Company's CEO and the Company's President signed limited guaranties in respect of borrowings under the Agreement.

The Agreement terminates November 30, 2007 unless terminated by Rosenthal on 30 days' notice. Interest on outstanding borrowings is payable at a variable rate per annum, equal to the prime rate (but not less than 4.75 %) plus 2.00 % (7.25 % as of December 31, 2004). In addition, the Company will pay the lender on each anniversary date an annual fee of 1% of the Maximum Credit of $5,000,000 in the amount of $50,000 which is amortized over one year, and a monthly administrative fee of $1,000. The financing expense for the annual fee recorded for the year ended December 31, 2004 amount to $6,250. At December 31, 2004, the loan outstanding amounted to $2,366,876.

In connection with the Agreement, the Company issued to Rosenthal a warrant (the "Warrant") to purchase 500,000 shares of common stock at $0.10 per share. The Warrant expires on November 30, 2010. On notice by the Company the Warrants will expire earlier if the closing price of the common stock during a period designated in the Warrants is not less than $0.40 per share. The Warrants may be exercised for cash or on a cashless basis (i.e., by deducting from the number of shares otherwise issuable on exercise a number of shares that have a then market value equal to the exercise price). The Company recorded a deferred financing cost of approximately $60,000 in the fourth quarter, representing the fair value of the warrants, which will be amortized over the life of the financing agreement of three years. The financing expense recorded for the year December 31, 2004 amounted to approximately $5,000.

Under the terms of the agreements, the Company is required to maintain a specified level of net worth, working capital and debt ratios as defined. At December 31, 2004 the Company is in compliance with these covenants.

                       ALLIANCE DISTRIBUTORS HOLDING INC.
                       (FORMERLY ESSENTIAL REALITY, INC.)
                          Notes to Financial Statements

Note 6 - LONG TERM OBLIGATIONS

At December 31, 2004, long-term obligations consist of:

       Notes payable in monthly installments of approximately
         $1,200 through September 2008, including interest at
         varying rates up to 5.5%, secured by related equipment
         with a carrying value of approximately $49,000                $38,203

       Capital lease obligations payable in various monthly
         installments of approximately $1,400 through June
         2006, including interest at 5.5%, secured by related
         equipment with a carrying value of approximately
         $26,000                                                        22,843
                                                                       -------
                                                                        61,046
       Less:  Amount representing interest                               1,202
                                                                       -------
                                                                        59,844
       Less:  Current portion                                           28,056
                                                                       -------

                                                                       $31,788
                                                                       =======

At December 31, 2004, future payments of long-term obligations are as follows:


    Year Ending
    December 31,
    ------------

         2005              $ 30,350
         2006                18,551
         2007                 8,130
         2008                 4,015
                           --------
                           $ 61,046
                           ========

Note 7 - INCOME TAXES

The components of the provision for income taxes are as follows:

                             2004       2003
                            -------    -------
Current tax expense:
      Federal               $    --    $    --
      State and local        13,805      8,000
                            -------    -------
      Total                 $13,805    $ 8,000
                            =======    =======

The Company was taxed as an S Corporation for federal and state purposes for 2003 and for the period January 1, 2004 through June 29, 2004. As such, the Company's tax provision for this period include New York City taxes, which are determined as if the Company was a C Corporation. New York City does not recognize S Corporations. For the period the Company was a C Corporation during 2004, the Company incurred a federal, state and local net operating loss, which was fully reserved by valuation allowance.

                       ALLIANCE DISTRIBUTORS HOLDING INC.
                       (FORMERLY ESSENTIAL REALITY, INC.)
                          Notes to Financial Statements

Note 7 - INCOME TAXES (Continued)

The Company accounts for income taxes using the liability method which requires the recognition of deferred tax assets or liabilities for the temporary differences between the financial reporting and tax bases of the Company's assets and liabilities and for tax carryforwards at enacted statutory rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The Company has not recorded income tax expense or benefit as a result of its available net operating loss carryforwards, which are fully reserved by a valuation allowance because management does not believe that is it more likely than not that the deferred tax assets will be utilized.

Significant components of the Company's net deferred income taxes are as follows at December 31, 2004:

     Long-term deferred tax assets:
        Net operating loss carryforwards    $2,100,000
        Other                                   24,000
                                            ----------
        Total deferred tax assets            2,124,000
        Less:  Valuation allowance           2,124,000
                                            ----------
        Net deferred tax assets             $       --
                                            ==========

At December 31, 2004, the Company had federal and state net operating loss carryforwards of approximately $5,000,000. The federal net operating loss carryforwards expire through the year 2024 and the state net operating loss carryforwards expire through 2016. The Company has established a valuation allowance of $2,124,000 at December 31, 2004 due to the uncertainty surrounding the realization of such assets. The Tax Reform Act of 1986 contains provisions that limit the ability to utilize net operating loss carryforwards in the case of certain events including significant changes in ownership interests. The Company has not evaluated whether it has undergone an ownership change pursuant to this act. Based upon the terms of the Exchange agreement, an ownership change may have occurred. If such ownership changes are found to exist, the net operating loss carryforwards as reported could be significantly limited.

Note 8 - RETIREMENT PLAN

The Company sponsors a 401(k) contributory plan (the "Plan") for the benefits of employees who are at least 21 years of age. The Company's management determines, at its discretion, any annual contributions. The Company elected not to contribute to the Plan for the year ended December 31, 2004 and for the period from May 9, 2003 (inception) to December 31, 2003.

Note 9 - WARRANTS

All of the warrants granted in conjunction with secured convertible debentures and notes payable were cancelled as of June 29, 2004.

The Company has outstanding 3 year warrants, which expire on June 20, 2005, with an exercise price of $57.20 to purchase 7,528 shares of common stock issued to the financial consultants associated with the JPAL deal on June 20, 2002.

Pursuant to the PPO, the Company issued Sunrise 5 year warrants which expire on June 29, 2009 to purchase 1,564,096 shares of common stock with an exercise price of $0.22 per share. (See Note 1)

                       ALLIANCE DISTRIBUTORS HOLDING INC.
                       (FORMERLY ESSENTIAL REALITY, INC.)
                          Notes to Financial Statements

Note 9 - WARRANTS (Continued)

On November 11, 2004, in connection with the new Financing Agreement, the Company issued warrants to purchase 500,000 shares of common stock at $0.10 per share. (See Note 5)

Note 10 - COMMITMENTS AND CONTINGENCIES

Leases

The Company leases showroom, office and warehouse space under operating leases expiring from 2008 through 2013. The future minimum lease payments, excluding escalation charges, are as follows:


         Year Ending
         December 31,
         ------------
              2005                     $178,000
              2006                      183,000
              2007                      188,000
              2008                      131,000
              2009                       71,000
          Thereafter                    240,000
                                       --------
                                       $991,000
                                       ========


In accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases," non-cancellable operating leases with scheduled rent increases require that rent expense be recognized on a straight-line basis over the lease term. Rent expense for the year ended December 31, 2004 and for the period from May 9, 2003 (inception) to December 31, 2003 includes approximately $14,000 and $4,000, respectively, which relates to the amortized portion of the scheduled rent increases. At December 31, 2004 an obligation of approximately $18,000 representing future deferred rent payments is reflected in the accompanying balance sheet.

Total rent expense charged to operations for the year ended December 31, 2004 and for the period from May 9, 2003 (inception) to December 31, 2003 was approximately $191,000 and $46,000, respectively.

Employment Agreement

On July 26, 2004, the Chief Executive Officer of Alliance signed an employment agreement for two years with annual compensation of $300,000 per year for the first year and $350,000 for the second year, and at the discretion of the Board of Directors, bonuses equal to his salary. In addition, he will receive a monthly car allowance in the amount of $750 per month.

                       ALLIANCE DISTRIBUTORS HOLDING INC.
                       (FORMERLY ESSENTIAL REALITY, INC.)
                          Notes to Financial Statements

Note 10 - COMMITMENTS AND CONTINGENCIES (Continued)

Employment Agreement (Continued)

The Employment Agreement also provides for the Board of Directors to award discretionary bonuses to Mr. Gelman in an amount equal to his salary. In the event of a termination of Mr. Gelman's employment by the Company other than for Cause, as defined under the Employment Agreement, or by Mr. Gelman for Good Reason, as defined under the Employment Agreement, Mr. Gelman will be entitled to a lump sum payment equal to three times his base salary for the period from the date of termination through June 30, 2006. The Employment Agreement contains a 12-month non-compete provision effective following termination, except for termination by the Company other than for Cause, or Good Reason by Mr. Gelman. The Employment Agreement also contains customary confidentiality provisions.

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

Note 11 - SUBSEQUENT EVENT

As of March 14, 2005, the Board of Directors of the Company granted a total of 7,550,000 non-statutory options under the Company's Alliance Distributors Holding Inc. 2004 Stock Plan. The options are ten-year non-qualified options to purchase the Company's common stock, 7,400,000 of the options have an exercise price of $0.3250 per share and 150,000 of the options have an exercise price of $.32 per share, vest and become exercisable in 12 equal quarterly installments beginning on April 1, 2005. Of the total options granted, 1,100,000 options were granted to Jay Gelman, the CEO and Chairman of the Board of Directors of the Company, 1,100,000 options were granted to Andre Muller, the President, COO and a director of the Company, and 150,000 options were granted to each of Thomas Vitiello, Steven H. Nathan and Humber B. Powell, III, each a non-employee director of the Company. The options were granted in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

The board also agreed as compensation for the directors to serve as members of the Board, each member receives annual compensation of $6,000 to attend four regular meetings a year. No fee will be payable for any other meeting.


Note 12-FOURTH QUARTER ADJUSTMENT

During the fourth quarter of fiscal 2004 the Company conducted its annual physical inventory. The physical inventory resulted in a difference with the perpetual inventory system of approximately $269,000, which was recorded as an expense within cost of sales in the accompanying financial statements.

The Company determined that approximately $198,000 of the difference was due to an error in the perpetual inventory system which did not properly update certain sales transactions. The balance was related to shrinkage.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Previously disclosed on the Company's reports on Form 8-K filed with the Securities and Exchange Commission on March 20, 2003 and July 14, 2004.

ITEM 8A CONTROLS AND PROCEDURES

An evaluation has been carried out under the supervision and with the participation of our management, including our Chief Executive Officer/Principal Financial Officer, of the effectiveness of the design and the operation of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2004 ("Evaluation Date"). Based on such evaluation, our Chief Executive Officer/Principal Financial Officer have concluded that, as of the Evaluation Date, the disclosure controls and procedures are reasonably designed and effective to ensure that (i) information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and
(ii) such information is accumulated and communicated to our management, including our Chief Executive Officer/Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Additionally, the Company is implementing periodic observation of inventory through the use of computerized equipment and will conduct periodic reconciliation to the perpetual inventory file. These changes will have the effect of ensuring that account reconciliation operational controls are operating as designed and will reduce the probability of human error. The Company introduced these controls after learning of the errors described in Note 12 of the Financial Statements.

Other than the changes noted above, there have been no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the Company's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


ITEM 8B. OTHER INFORMATION

None

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our directors and executive officers, their ages, positions held and duration each person has held that position, are as follows:

         Name         Position Held with the Company      Age       Date First Elected or Appointed
         ----         ---------------------------------   ---       -------------------------------
Jay Gelman           Chief Executive Officer,              43    Chief Executive Officer on June 29, 2004;
                     Assistant Secretary and                     Assistant Secretary on November 11, 2004;
                     Chairman of Board of Directors              and Chairman of the Board of Directors on
                                                                 October 14, 2004

Andre Muller         Chief Operating Officer, President    39    Chief Operating Officer and President on
                     Secretary and Director of the               June 29, 2004; Secretary on November 11, 2004;
                     Board of Directors                          and Director on October 14, 2004

Thomas Vitiello      Director                              43    Director on October 14, 2004

Humbert B.           Director                              63    Director and Chairman of the Board of
Powell, III                                                      Directors from July 1, 2002 until October
                                                                 14, 2004 and  currently a Director

Steven H.            Director                              55    Director on March 14, 2005
Nathan


JAY GELMAN

Jay Gelman in 1988 co-founded L & J Marketing, Inc. d/b/a Alliance Distributors, a regional video game software and hardware distributor based in College Point, NY. He served as President, until December of 1997 when Alliance was sold to Take Two Interactive Software, Inc. From 1998 until 2003, Mr. Gelman was employed by Track Data Corporation (NASDAQ: TRAC) where he served as a director and as Executive Vice President. In 2003, Mr. Gelman joined Mr. Muller to found Alliance Distributors, Inc. (name later changed to AllianceCorner Distributors Inc.), and served as its President and Chief Executive Officer. Since the acquisition by the Company of AllianceCorner Distributors Inc. on June 29, 2004, Mr. Gelman has served as Chief Executive Officer of the Company and is also currently the Chairman of the Board of Directors.

ANDRE MULLER

For more than five years prior to 2003 Andre Muller was employed as a General Manager by Take Two Interactive Software, Inc. In 2003, Mr. Muller joined Mr. Gelman to found Alliance Distributors, Inc., and served as its Chief Operating Officer. Since the acquisition by the Company of AllianceCorner Distributors Inc. on June 29, 2004, Mr. Muller has served as Chief Operating Officer and President of the Company.

THOMAS VITIELLO

For more than five years, Mr. Vitiello has been the president of VIT Trading, Inc., a trader in precious metals. He graduated from NYU with a BS in Finance in 1985.

HUMBERT B. POWELL, III

Humbert B. Powell, III has been a Managing Director at Sanders Morris Harris, a regional investment-banking firm headquartered in Houston, Texas, with a branch in New York City, since November 1996. He is also a Director of Lawman Armour Corp., Bikers Dream Inc., World Water Corp., and a trustee of Salem-Teikyo University. Mr. Powell served as chief executive officer of the Company from June 20, 2002 until July 1, 2002.

STEVEN H. NATHAN

Mr. Nathan has since 1997 served as President of Progressive Planning, Inc. a tax and financial consulting firm in Jericho, NY. From 1993 through 1997 he was Vice President and Chief Financial Officer of L & J Marketing, Inc. d/b/a Alliance Distributors, a regional video game software and hardware distributor based in College Point, NY. He held similar positions from 1984 to 1993 with Wren/AP Distributors.

TERM OF OFFICE

The Company's Directors are appointed for a one-year term to hold office until the next annual meeting of shareholders. Our officers serve at the pleasure of the Board of Directors.

See "Certain Relationships and Related Transactions" for information on a transaction between the Company and Jay Gelman.

There are no family relationships among directors or executive officers.

The Company has a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Serving on the Committee are Steven Nathan and Thomas Vitiello. The Board of Directors has determined that it has an audit committee financial expert serving on the audit committee, Steven Nathan.

The board of directors have determined that Steven Nathan is an independent director based on Rule 4200 of the National Association of Securities Dealers' listing standards and is qualified as an "Audit Committee Financial Expert" as defined in Item 7(d)(3)(iv) of Schedule 14A.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company believes that during the period from January 1, 2004 through December 31, 2004 all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with.

Code of Ethics

The Company has adopted a Code of Ethics that applies to its Chief Executive Officer/ Principal Financial Officer.


ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth certain information as to the total remuneration paid by the Company to its Chief Executive Officer. No other officer received salary and bonus payments, other than the named individual, in excess of $100,000 for each of the last three completed fiscal years.

--------------------------------------------------------------------------------
Name and Principal              Fiscal Year Ended            Annual Compensation
Position                        December 31                  Salary
--------------------------------------------------------------------------------
 Jay Gelman, Chief              2004                         $ 182,211 (*)
 Executive Officer
--------------------------------------------------------------------------------
   Andre Muller,
 President and Chief            2004                         $ 182,211 (*)
  Operating Officer
--------------------------------------------------------------------------------
  Steven T. Francesco,
   Chief Executive              2003                         $0
      Officer
--------------------------------------------------------------------------------
                                2002                         $127,000
--------------------------------------------------------------------------------

(*) For the period from June 29, 2004 through December 31, 2004

Following the resignation of Mr. Francesco as Chief Executive Officer after February 5, 2003, the company had no Chief Executive Officer or President for the remainder of the fiscal year 2003 and no other officers or employees that were compensated in excess of $100,000 during the fiscal years ended December 31, 2001, 2002 and 2003. During the fiscal year ended December 31, 2002, the Company had three chief executive officers. Frank Drechsler served as chief executive officer until our business combination with ER LLC on June 20, 2002. Mr. Drechsler did not earn or receive any compensation for services he rendered. Following the business combination, Humbert B. Powell, III acted as chief executive officer until July 1, 2002. Mr. Powell did not earn or receive any compensation for services he rendered in such capacity. Steven T. Francesco served as chief executive officer from July 1, 2002 until February 5, 2003. From February 5, 2003 until December 31, 2003, John Gentile served as principal executive officer. Mr. Gentile did not earn or receive any compensation for services he rendered. Mr. Gelman has served as Chief Executive Officer of the Company since the acquisition by the Company of AllianceCorner Distributors Inc. on June 29, 2004 and is also currently the Chairman of the Board of Directors. Mr. Muller has served as Chief Operating Officer and President of the Company since the acquisition by the Company of AllianceCorner Distributors Inc. on June 29, 2004 and is currently a director of the Board of Directors.

DIRECTOR COMPENSATION


On January 14, 2005, the board of directors resolved that each director will be entitled to a $1,500 fee for each of four regularly scheduled meetings during each year.

Prior to August 30, 2004, board members were compensated for their services as director. Each member received annual compensation of $10,000 ($12,000 if acting as chairman of a committee) plus options to purchase 10,000 shares of the Company's common stock at an exercise price equal to the closing price of our common stock on the date of the grant. The options vested over a one-year period in equal quarterly amounts, so long as the director completed service for such quarter. Non-employee directors were reimbursed for reasonable expenses in connection with serving as a director and member of a committee. There were 100,000 options issued prior to June 29, 2004, all of which were cancelled pursuant to terms of the Exchange Agreement.

Employment Agreement

Reference is made to Certain Relationships and Related Transactions describing the Company's employment agreement with Jay Gelman, the Company's Chief Executive Officer and Chairman.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the ownership of the common stock and Series A Preferred Shares as of March 16, 2005.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of voting stock beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of options, warrants or convertible securities.

In calculating the percentage ownership by any holder of common stock, the table considers that the total number of outstanding shares includes shares issuable on exercise of securities within 60 days from the date hereof that are beneficially owned by that holder. Accordingly, for calculating the percentage ownership of shares of common stock outstanding, for Nathan A. Low there are deemed outstanding 48,860,098 shares of common stock (see footnote 8 to the beneficial ownership table directly below), for Sunrise Equity Partners, Level Counter LLC and Marilyn Adler there are deemed outstanding 47,635,997 shares of common stock (because of the deemed conversion of 76,617 shares of Series A Preferred Shares convertible into 1,218,899 shares of common stock held by Sunrise Equity Partners; see footnotes 14 and 18 below), for Amnon Mandelbaum there are deemed outstanding 47,893,320 shares of common stock (because of the deemed conversion of 257,323 warrants owned by Mr. Mandelbaum and 1,218,899 shares beneficially owned by Mr. Mandelbaum, see footnote 16 below), for Jay Gelman, Andre Muller and Francis Vegliante there are deemed outstanding 46,508,765 shares of common stock, for Steven Nathan, Humbert Powell and Thomas Vitiello there are deemed outstanding 46,429,598 shares of common stock and for all other holders there are deemed outstanding 46,417,098.

For calculating the percentage ownership of the Series A Convertible Non Redeemable Preferred Shares ("Series A Preferred Shares"), for Jay Gelman, Northumberland Holdings, Ltd., Smithfield Fiduciary LLC, Nathan A. Low Roth IRA, Nathan A. Low Family Trust, and Sunrise Foundation Trust there are deemed outstanding 403,334 shares of Series A Preferred Shares, and for Sunrise Equity Partners, Nathan A. Low, Level Counter LLC, Amnon Mandelbaum and Marilyn Adler there are deemed outstanding 326,717 shares of Series A Preferred Shares because of the deemed conversion of 76,617 shares of Series A Preferred Shares convertible into 1,218,899 shares of common stock held by Sunrise Equity Partners (see footnotes 12, 14, 16, and 18 below). Each Series A Preferred Share is convertible into 15.9090 shares of common stock except to the extent that as a result of conversion the holder would beneficially own in excess of 4.999% or 9.999% of the issued and outstanding shares ("4.999% Restriction").

-----------------------------------------------------------------------------------
Name and address of beneficial owner               Common  stock      Series A
                                                   (% of class)       Convertible
                                                                      Non
                                                                      Redeemable
                                                                      Preferred
                                                                      Shares (%
                                                                      of class)
-----------------------------------------------------------------------------------
Jay Gelman,                                        13,613,887(1)      168,427
15-15 132nd Street, College Point, NY 11356           (29.27%)        (41.76%)(2)
-----------------------------------------------------------------------------------
Andre Muller                                       8,318,338(3)           0
15-15 132nd Street, College Point, NY 11356           (17.89%)
-----------------------------------------------------------------------------------
Humbert B. Powell III                              35,228(4)              0
527 Madison Avenue, NY, NY 10022                      (.076%)
-----------------------------------------------------------------------------------

----------

(1) Consists of 8,226,671 shares of common stock owned by Mr. Gelman, 91,667 shares of common stock issuable upon exercise of options and 5,295,549 shares for which Mr. Gelman has a Voting Proxy referred to above in Description of Business.

(2) Consists of Series A Convertible Non Redeemable Preferred Shares subject to the Voting Proxy.

(3) Consists of 8,226,671 shares of common stock and 91,667 shares of common stock issuable upon exercise of options.

-----------------------------------------------------------------------------------
Name and address of beneficial owner               Common  stock      Series A
                                                   (% of class)       Convertible
                                                                      Non
                                                                      Redeemable
                                                                      Preferred
                                                                      Shares (%
                                                                      of class)
-----------------------------------------------------------------------------------
Thomas Vitiello                                    12,500(5)              0
15-15 132nd Street, College Point, NY 11356        (.027%)
-----------------------------------------------------------------------------------
Steven H. Nathan                                   12,500                 0
Progressive Planning, Inc.                         (.027%)(6)
500 North Broadway
Jericho, NY 11753
-----------------------------------------------------------------------------------
Nathan A. Low (7)                                  2,443,000 (8)       320,514
c/o Sunrise Securities Corp.                       (4.999%)           (98.10%)(9)
641 Lexington Avenue
 NY, NY 10022
-----------------------------------------------------------------------------------

----------

(4) Consists of 22,728 shares of common stock and 12,500 shares of common stock issuable upon exercise of options.

(5) Consists of 12,500 shares of common stock issuable upon exercise of options.

(6) Consists of 12,500 shares of common stock issuable upon exercise of options.

(7) Mr. Low's wife has sole voting and investment power in the shares owned by Nathan A. Low Family Trust. Mr. Low has shared voting and investment power in Level Counter LLC, which has sole investment and voting power in the shares owned by Sunrise Equity Partners. Mr. Low has shared voting and investment power in the shares owned by Sunrise Foundation Trust. Mr. Low disclaims beneficial ownership of the shares owned by Nathan A. Low Family Trust, Sunrise Equity Partners and Sunrise Foundation Trust.

(8) These 2,443,000 shares consist of 800,527 shares issuable on exercise of warrants owned by Nathan A. Low, 200,132 shares issuable on exercise of warrants owned by Sunrise Foundation Trust, 223,442 shares issuable on exercise of warrants owned by Sunrise Securities Corp and 1,218,899 shares of common stock issuable on conversion of 76,617 shares of the Series A Convertible Non Redeemable Preferred Stock ("Series A Preferred Shares") owned by Sunrise Equity Partners. Excludes 2,290,384 shares of common stock for Nathan A Low Roth IRA, 756,302 shares of common stock for Nathan Low, 388,293 shares of common stock for Nathan A. Low Family Trust, 346,484 shares of common stock for Sunrise Foundation Trust, 246,145 shares of common stock for Sunrise Securities Corp. and 1,071,485 shares of common stock for Sunrise Equity Partners, which are not currently issuable on conversion of Series A Preferred Shares. Series A Preferred Shares owned by a holder will not be converted into common stock if and so long as a result of conversion the holder would beneficially own in excess of 4.999% or 9.999% of the issued and outstanding shares ("4.999% Restriction").

(9) Consists of 47,539 Series A Preferred Shares owned by Nathan A. Low, 24,407 Series A Preferred Shares owned by Nathan A. Low Family Trust, 143,967 Series A Preferred Shares owned by Nathan A. Low Roth IRA, 21,779 Series A Preferred Shares owned by Sunrise Foundation Trust, 15,472 Series A Preferred Shares owned by Sunrise Securities Corp. and 67,350 Series A Preferred Shares owned by Sunrise Equity Partners that are not convertible into common stock by reason of the 4.999% Restriction.

------------------------------------------------------------------------------------
Name and address of beneficial owner               Common  stock      Series A
                                                   (% of class)       Convertible
                                                                      Non
                                                                      Redeemable
                                                                      Preferred
                                                                      Shares (%
                                                                      of class)
------------------------------------------------------------------------------------
Nathan A. Low Roth IRA                             0 (10)             143,967
c/o Sunrise Securities Corp.                                          (35.69%)(11)
641 Lexington Avenue
 NY, NY 10022
------------------------------------------------------------------------------------
Nathan A. Low Family Trust                         0                  24,407 (6.05%)
c/o Sunrise Securities Corp.
641 Lexington Avenue
 NY, NY 10022
------------------------------------------------------------------------------------
Sunrise Foundation Trust                           0                  21,779 (5.39%)
c/o Sunrise Securities Corp.
641 Lexington Avenue
 NY, NY 10022
------------------------------------------------------------------------------------
Sunrise Equity Partners                            1,218,899          67,350
641 Lexington Avenue 25th Floor                    (2.56%)(12)        (20.61%) (13)
New York, NY 10022
------------------------------------------------------------------------------------
Level Counter LLC                                  1,218,899          67,350
641 Lexington Avenue 25th Floor                    (2.56%)(14)        (20.61%) (15)
New York, NY 10022
------------------------------------------------------------------------------------
Amnon Mandelbaum                                   1,766,167          67,350
641 Lexington Avenue 25th Floor                    (3.69%)(16)        (20.61%)(17)
New York, NY 10022
------------------------------------------------------------------------------------

----------

(10)  See Notes 8 and 9.

(11)  See Notes 8 and 9.

(12) Excludes 1,071,485 shares of common stock, which, are not issuable on conversion of 67,350 Series A Preferred Shares because of the 4.999% Restriction. See Notes 8 and 9.

(13)  See Notes 8 and 9.

(14) Level Counter LLC has sole investment and voting power in the shares owned by Sunrise Equity Partners. Level Counter LLC disclaims beneficial ownership of these shares.

(15)  See Notes 8, 9 and 14.

(16) Consists of 289,945 shares and 257,323 warrants owned by Mr. Mandelbaum, and 1,218,899 shares owned by Level Counter LLC. Mr. Mandelbaum has shared voting and investment power in Level Counter LLC, which has sole investment and voting power in the shares owned by Sunrise Equity Partners. Mr. Mandelbaum disclaims beneficial ownership of the shares owned by Sunrise Equity Partners. See Note 14.

(17)  See Notes 14, 15 and 16.

-----------------------------------------------------------------------------------
Name and address of beneficial owner               Common  stock      Series A
                                                   (% of class)       Convertible
                                                                      Non
                                                                      Redeemable
                                                                      Preferred
                                                                      Shares (%
                                                                      of class)
-----------------------------------------------------------------------------------
Marilyn Adler                                      1,218,899          67,350
641 Lexington Avenue 25th Floor                    (2.56%) (18)       (20.61%)(19)
New York, NY 10022
-----------------------------------------------------------------------------------
Northumberland Holdings, Ltd.                      2,320,832          53 (.01%)(21)
                                                   (4.999%) (20)
-----------------------------------------------------------------------------------
Smithfield Fiduciary LLC                           2,189,033          6,151
c/o Hybridge Capital Management                    (4.72%) (22)       (1.53%)
West 57th Street, 27th Floor
New York, N.Y. 10019
-----------------------------------------------------------------------------------
Francis Vegliante                                  4,318,322 (23)     0
15-15 132nd Street, College Point, NY              (9.28%)
-----------------------------------------------------------------------------------
Thesues Fund,                                      3,500,000          0
L.P. 131 Olive Hill Lane                           (7.54%)
Woodside, CA 94062

-----------------------------------------------------------------------------------
All executive officers and directors as a          21,992,453         168,427
group                                              (47.16%) (24)      (41.76%)

-----------------------------------------------------------------------------------

----------

(18) Consists of shares owned by Level Counter LLC. Ms. Adler has shared voting and investment power in Level Counter LLC, which has sole investment and voting power in the shares owned by Sunrise Equity Partners. Ms. Adler disclaims beneficial ownership of the shares owned by Sunrise Equity Partners.

(19)  See Notes 14, 15 and 18.

(20) Consists of 2,182 shares of common stock owned since June 19, 2002 and 2,318,650 shares issued upon conversion of 145,743 Series A Preferred Shares on November 22, 2004.

(21) Balance amount remaining after conversion of 145,743 Series A Preferred Shares from a total 145,796 Series A Preferred Shares issued to Northumberland Holdings, Ltd.

(22) Consists of common shares issued upon conversion of 137,816 Series A Preferred Shares on November 22, 2004.

(23) Consists of 4,226,655 shares of common stock and 91,667 shares of common stock issuable upon exercise of options.

(24) Percentage calculated by dividing 21,992,453 by 46,637,932, consisting of 46,417,098 shares of common stock actually outstanding and 220,834 shares of common stock issuable upon exercise of options held by the directors.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Other than as disclosed below, there have been no transactions, or proposed transactions, which have materially affected or will materially affect us in which any director, executive officer or beneficial holder of more than 5% of the outstanding common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest.

Employment Agreement. The Company has a two year employment agreement (the "Employment Agreement") effective as of July 1, 2004 with Jay Gelman, who is the Company's Chief Executive Officer and Chairman of its Board of Directors. The Employment Agreement provides for annual compensation of $300,000 for the first year and $350,000 for the second year. The Employment Agreement also provides for the Board of Directors to award discretionary bonuses to Mr. Gelman in an amount equal to his salary. In the event of a termination of Mr. Gelman's employment by the Company other than for Cause, as defined under the Employment Agreement, or by Mr. Gelman for Good Reason, as defined under the Employment Agreement, Mr. Gelman will be entitled to a lump sum payment equal to three times his base salary for the period from the date of termination through June 30, 2006. The Employment Agreement contains a 12-month non-compete provision effective following termination, except for termination by the Company other than for Cause, or Good Reason by Mr. Gelman. The Employment Agreement also contains customary confidentiality provisions.

Reference is made to the Liquidity and Capital Resources section above for a discussion relating to limited guaranties signed by the Company's CEO and the Company's President with respect to borrowings by the Company under the Financing Agreement.


ITEM 13. EXHIBITS
(a)
1. Financial Statements. See Item 7 Index to Financial Statements.
2. Financial Statement Schedules. Not applicable


      NUMBER                        DESCRIPTION

      2.1 Exchange Agreement between Essential Reality, Inc. and Messrs. Jay Gelman, Andre Muller and Francis Vegliante dated as of June 17, 2004. Incorporated herein by reference from Exhibit 2.1 to the Company's Form 8-K filed on July 14, 2004 (the "Form 8-K").

      2.2 Form of Agreement and Plan of Merger dated as of October 25, 2004 by and between Essential Reality, Inc. and Alliance Distributors Holding Inc. Incorporated herein by reference from Exhibit 2 to the Company's Form 8-K filed on November 23, 2004.

      3.1 Certificate of Incorporation of Alliance Distributors Holding Inc. Incorporated herein by reference from Exhibit 3.1 to the Company's Form 8-K filed on November 23, 2004.

      3.2 By-Laws of Alliance Distributors Holding Inc. Incorporated herein by reference from Exhibit 3.2 to the Company's Form 8-K filed on November 23, 2004.

      4.1 Alliance Distributors Holding Inc. 2004 Stock Plan. Incorporated herein by reference from Exhibit 3.3 to the Company's Form 8-K filed on November 23, 2004.

      4.2   Form of Stock Option Agreement, filed herewith.

      4.3 Form of Warrant issued to Rosenthal & Rosenthal. Incorporated herein by reference from Exhibit 4.1 to the Company's Form 8-K filed on November 15, 2004.

      4.4 Form of Warrants issued to Legend Merchant Group, Inc. and Coniston Investment Corp. Incorporated herein by reference from Exhibit 4.1 to the Company's Form SB-2 filed on July 19, 2002.

      4.5 Form of Warrant issued to Sunrise Securities Corp. Incorporated herein by reference from Exhibit 99.4 to the Company's Form 8-K filed on July 14, 2004.

      9.1 Irrevocable Proxy given in favor of Jay Gelman. Incorporated herein by reference from Exhibit 9.1 to the Form 8-K.

      10.1 Retainer Agreement dated as of June 29, 2004 between Essential Reality, Inc. and IVC Group. Incorporated herein by reference from
            Exhibit 10.1 to the Company's Form 10-QSB for the period ended June 30, 2004, filed on August 17, 2004.

      10.2 Employment Agreement, dated as of July 26, 2004 between Essential Reality Inc. and Jay Gelman, President and CEO of Essential Reality Inc. Incorporated herein by reference from Exhibit 10.2 to the Company's Form 10-QSB filed on August 17, 2004.

      10.3 Subscription Agreement among the Investor's listed on Schedule I thereto, Essential Reality, Inc. and Jay Gelman. Incorporated herein by reference from Exhibit 99.1 to the Form 8-K.

      10.4 Subscription Agreement Supplement No. 1 between the Investors listed on Schedule I thereto and Essential Reality, Inc. Incorporated herein by reference from Exhibit 99.2 to the Form 8-K.

      10.5 Registration Rights Agreement between Essential Reality and the Investors listed on Schedule I to the Subscription Agreement. Incorporated herein by reference from Exhibit 99.3 to the Form 8-K.

      10.6 Stock Purchase Warrant between Essential Reality, Inc. and Sunrise Securities Corp. Incorporated herein by reference from Exhibit 99.4 to the Form 8-K.

      10.7 Investment Banking Agreement between Essential Reality, Inc. and Sunrise Securities Corp. Incorporated herein by reference from
            Exhibit 99.5 to the Form 8-K.

      10.8 Form of Financing Agreement issued to Rosenthal & Rosenthal. Incorporated herein by reference from Exhibit 10.1 to the Company's Form 8-K filed on November 15, 2004.

      10.9 Form of Security Agreement issued to Rosenthal & Rosenthal. Incorporated herein by reference from Exhibit 10.2 to the Company's Form 8-K filed on November 15, 2004.

      10.10 Form of Guaranty issued to Rosenthal & Rosenthal. Incorporated herein by reference from Exhibit 10.3 to the Company's Form 8-K filed on November 15, 2004.

      10.11 Form of Registration Rights Agreement issued to Rosenthal & Rosenthal. Incorporated herein by reference from Exhibit 10.4 to the Company's Form 8-K filed on November 15, 2004.

      10.12 Lease Agreement dated as of July 28, 2003 between Big Brother World, Inc. and Corner Distributors, Inc., as amended, previously filed.

      10.13 Lease Agreement dated as of December 1, 2003 between Angelo Pegno et. al. and AllianceCorner Distributors Inc., previously filed.

      10.14 Lease Agreement dated as of July 1, 2003 between Angelo Pegno Et. al. and Alliance Partners, Inc., previously filed.

      14 Code of Ethics. Incorporated herein by reference from Exhibit 14 to the Company's Form 8-K filed on March 16, 2005.

      31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, filed herewith.

      32.1  Certification of Chief Executive Officer pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(b) Reports on Form 8-K

      8-K Report                Items

November 16, 2004               1.01, 2.02, 3.02, 9.01

November 23, 2004               5.03, 8.01, 9.01


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.
The audit fees for 2004 and 2003 were $92,388 and $30,341, respectively. All services provided by independent accountants were approved by the board of directors.

Audit-Related Fees.

The audit related fees for 2004 were related to the 8K and SB2 filings in the amount of $68,806.

Audit Committee Pre-Approval Policies and Procedures.

The Audit Committee is directly and solely responsible for oversight, engagement and termination of any independent auditor employed by the Company for the purpose of preparing or issuing an audit report or related work.

The Committee:

Meets with the independent auditor prior to the audit and discusses the planning and staffing of the audit;

Approves in advance the engagement of the independent auditor for all audit services and non-audit services and approves the fees and other terms of any such engagement;

Obtains periodically from the independent auditor a formal written statement of the matters required to be discussed by Statement of Auditing Standards No. 61, as amended, and, in particular, describing all relationships between the auditor and the Company; and

Discusses with the auditor any disclosed relationships or services that may impact auditor objectivity and independence.


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

March 30, 2005
                                    Alliance Distributors Holding Inc.

                                    By: /s/ Jay Gelman
                                     -------------------------------------------
                                     Jay Gelman
                                     CEO and Chairman of the Board

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jay Gelman, and each of them severally, his true and lawful attorney-in-fact with power of substitution and resubstitution to sign in his, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with the Annual Report on Form 10-KSB and any and all amendments hereto, as fully for all intents and purposes as he might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Jay Gelman                                         Date:   March 30, 2005
------------------------------------------
Jay Gelman, Chief Executive Officer and
Chairman of the Board


/s/ Andre Muller                                       Date:   March 30, 2005
------------------------------------------
Andre Muller, President, Secretary, Chief
Operating Officer and Director


/s/ Humbert B. Powell, III                             Date :  March 30, 2005
------------------------------------------
Humbert B. Powell, III, Director


/s/ Steven H. Nathan                                   Date :  March 30, 2005
------------------------------------------
Steven H. Nathan, Director


/s/ Thomas Vitiello                                    Date :  March 30, 2005
------------------------------------------
Thomas Vitiello, Director