Form 10QSB
period 2005-03-31
Alliance Distributors Holding Inc.
filed 2005-05-16
CIK 1115463

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

|_| TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

                                             Commission File Number: 000-32319

                       ALLIANCE DISTRIBUTORS HOLDING INC.
        (Exact name of small business issuer as specified in its charter)

             Delaware                                     33-0851302
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

|X| Yes |_| No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 16, 2005 there were 46,417,098 shares of the issuer's Common Stock, par value $.001 per share, issued and outstanding.

          Transitional Small Business Disclosure Format |_| Yes |X| No

                         PART I - FINANCIAL INFORMATION
                                      INDEX

                                                                           Pages
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

    Balance Sheet as of March 31, 2005 (Unaudited)                          3

    Statements of Operations for the three
    months ended March 31, 2005 and 2004 (Unaudited)                        4

    Statement of Stockholders' Equity for the three
    months ended March 31, 2005 (Unaudited)                                 5

    Statements of Cash Flows for the three months
    ended March 31, 2005 and 2004 (Unaudited)                               6

    Notes to Financial Statements (Unaudited)                            7-10

Item 2 - Management's Discussion and Analysis or Plan of Operations     10-13

Item 3 - Controls and Procedures                                           13

PART II - OTHER INFORMATION                                                13

   Item 6 - Exhibits                                                       14

   Signatures                                                              15

Part I - Financial Information
    Item 1 - Financial Statements

                       ALLIANCE DISTRIBUTORS HOLDING INC.
                            Balance Sheet (Unaudited)
                                 March 31, 2005

                                     ASSETS

Current assets:
    Cash                                                           $    197,648
    Accounts receivable, net of allowance for doubtful
        accounts of approximately $133,000                            3,989,383
    Inventory                                                         4,305,442
    Due from vendors                                                    425,083
    Prepaid expenses and other current assets                           153,616
                                                                   ------------
                Total current assets                                  9,071,172

Property and equipment, net                                             389,856

Other assets                                                             72,300
                                                                   ------------
                                                                   $  9,533,328
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Note payable-bank                                              $  3,851,490
    Accounts payable                                                  2,579,629
    Current portion of long term obligations                             27,434
    Accrued expenses and other current liabilities                      124,806
                                                                   ------------
                Total current liabilities                             6,583,359

Long term obligations                                                    23,935

Deferred lease obligation                                                20,938

Commitments and contingencies

Stockholders' equity:
    Series A Convertible Non-Redeemable Preferred Stock,
      $.001 par value - Authorized, 8,833,334 shares;
      issued and outstanding, 403,335 shares                                403

    Common stock, $.001 par value - Authorized, 100,000,000
      shares; issued and outstanding 46,417,098 shares                   46,417
    Additional paid-in capital                                        3,194,418
    Accumulated deficit                                                (336,142)
                                                                   ------------
                Total stockholders' equity                            2,905,096
                                                                   ------------
                                                                   $  9,533,328
                                                                   ============

                  See notes to financial statements.

                       ALLIANCE DISTRIBUTORS HOLDING INC.
                      Statements of Operations (Unaudited)
               For the three months ended March 31, 2005 and 2004

                                                    Three months ended March 31,
                                                     ---------------------------
                                                         2005           2004
                                                     ------------   ------------
Net sales                                            $ 10,888,835   $  7,299,641

Cost of goods sold                                      9,646,498      6,200,621
                                                     ------------   ------------
Gross profit                                            1,242,337      1,099,020

Operating expenses:
  Selling, general and administrative expenses          1,250,569        920,562
  Stock option compensation expense                        26,833             --
                                                     ------------   ------------
Total operating expenses                                1,277,402        920,562
                                                     ------------   ------------
Income (loss) from operations                             (35,065)       178,458

Interest expense                                           93,613         27,155
                                                     ------------   ------------
Income (loss) before provision for income taxes          (128,678)       151,303

Provision for income taxes                                  1,000         12,167
                                                     ------------   ------------
Net income (loss) available to common shareholders   $   (129,678)  $    139,136
                                                     ============   ============
Net income (loss) per share - basic and diluted      $        .00   $        .01
                                                     ============   ============
Basic and diluted weighted-average common shares
    outstanding                                        46,417,098     24,679,997
                                                     ============   ============

                       See notes to financial statements.

                       ALLIANCE DISTRIBUTORS HOLDING INC.
                  Statement of Stockholders' Equity (Unaudited)
                    For the three months ended March 31, 2005

                                  Preferred Stock A              Common Stock          Additional                       Total
                             --------------------------    -------------------------     Paid In      Accumulated   Stockholders'
                                Shares         Amount         Shares        Amount       Capital        Deficit         Equity
                             -----------    -----------    -----------   -----------   -----------    -----------    -----------
Balance, January 1, 2005         564,649    $       564     43,850,740   $    43,851   $ 3,186,240    $  (206,464)   $ 3,024,191

Conversion of Preferred
 Stock A into Common Stock      (161,314)          (161)     2,566,358         2,566        (2,405)            --             --

Registration costs                    --             --             --            --       (16,250)            --        (16,250)

Issuance of stock options
 to non-employees                     --             --             --            --        26,833             --         26,833

Net loss                              --             --             --            --            --       (129,678)      (129,678)
                             -----------    -----------    -----------   -----------   -----------    -----------    -----------
Balance, March 31, 2005          403,335    $       403     46,417,098   $    46,417   $ 3,194,418    $  (336,142)   $ 2,905,096
                             ===========    ===========    ===========   ===========   ===========    ===========    ===========

See notes to financial statements.

                       ALLIANCE DISTRIBUTORS HOLDING INC.
                            Statements of Cash Flows
                    For the three months ended March 31, 2005
                                     and 2004 (Unaudited)

                                                            Three months ended March 31,
                                                            ----------------------------
                                                                2005            2004
                                                            ------------    ------------
CASH FLOWS USED IN OPERATING ACTIVITIES:
    Net income (loss)                                       $   (129,678)   $    139,136
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO
    NET CASH USED IN OPERATING ACTIVITIES:
        Deferred rent                                              3,341           3,341
        Depreciation and amortization                             25,401          16,962
        Bad debt expense                                         100,000              --
        Stock option compensation expense                         26,833              --
        Interest amortization of deferred financing costs         17,000              --
        CHANGES IN ASSETS AND LIABILITIES:
         (Increase) decrease in assets
           Accounts receivable                                  (718,824)       (186,156)
           Due from factor                                            --         992,701
           Inventory                                            (437,107)      1,086,737
           Other assets                                               --             698
           Due from vendors                                     (390,835)       (706,622)
           Prepaid expenses and other current assets              11,325           2,425
         Increase (decrease) in liabilities
           Accounts payable                                        4,987      (1,762,026)
           Accrued expenses and other current
              liabilities                                         10,594         (49,207)
                                                            ------------    ------------
        Net cash used in operating activities                 (1,476,963)       (462,011)
                                                            ------------    ------------
CASH FLOWS USED IN INVESTING ACTIVITIES:
    Purchase of property and equipment                            (5,883)         (4,004)
                                                            ------------    ------------
        Net cash used in investing activities                     (5,883)         (4,004)
                                                            ------------    ------------
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
    Proceeds from note payable - bank                         11,343,034              --
    Repayments of note payable - bank                         (9,858,420)             --
    Payments for registration costs                              (16,250)             --
    Repayment of long-term obligations                            (8,475)         (7,469)
                                                            ------------    ------------
Net cash provided by (used in) financing activities            1,459,889          (7,469)
                                                            ------------    ------------
NET DECREASE IN CASH                                             (22,957)       (473,484)

CASH, beginning of period                                        220,605         656,852
                                                            ------------    ------------
CASH, end of period                                         $    197,648    $    183,368
                                                            ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid                                           $     82,913    $     27,155
                                                            ============    ============
    Income tax paid                                         $      2,013    $     10,075
                                                            ============    ============

See notes to financial statements.

                       ALLIANCE DISTRIBUTORS HOLDING INC.
                    Notes to Financial Statements (Unaudited)

Note 1 - BASIS OF PRESENTATION, ORGANIZATION AND OTHER MATTERS

Alliance Distributors Holding Inc. (the "Company" or "Alliance") is a distributor of video game consoles, peripherals, accessories and software to customers throughout the United States for most key manufacturers and third party publishers in the video game industry.

On June 17, 2004, the Company (formerly Essential Reality, Inc. "Essential") entered into a Share Exchange Agreement (the "Exchange Agreement") with Jay Gelman, Andre Muller and Francis Vegliante, who were the sole shareholders (the "Shareholders") of AllianceCorner Distributors Inc., a privately held, wholesale distributor incorporated in New York ("AllianceCorner"). AllianceCorner had no prior affiliation with Essential and commenced operations in August 2003. Pursuant to the Exchange Agreement, Essential on June 29, 2004 acquired all the outstanding capital stock of AllianceCorner from the Shareholders in exchange for 1,551,314 Series B Convertible Non Redeemable Preferred Shares ("Series B Preferred Shares"). As a result of the acquisition, the business of Alliance is Essential's only business. The transaction was accounted for as a reverse acquisition as of June 30, 2004 and the pre-acquisition financial statements of AllianceCorner are treated as historical financial statements of the combined companies. As the transaction was accounted for as a reverse acquisition into a public shell, no goodwill has been recorded and the costs incurred have been accounted for as a reduction of additional paid-in capital. As a result of the reverse acquisition: (i) the historical financial statements of Essential for periods prior to the date of the transaction are not presented and (ii) because AllianceCorner is the accounting acquirer, Essential's historical stockholders' equity is not carried forward to the merged company as of June 30, 2004.

The name of AllianceCorner Distributors, Inc. was changed to Alliance Distributors Holding Inc. (d/b/a Alliance Distributors) after the acquisition and Essential does business under that name. The Company operates as a single segment.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. This Form 10-QSB should be read in conjunction with the Company's financial statements and notes included in the 2004 Annual Report on Form 10-KSB. In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements.

The results of operations for the interim periods are not necessarily indicative of the results that maybe expected for the full year ending December 31, 2005.

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

STOCKHOLDERS' EQUITY

Each share of common stock entitles the holder thereof to one vote on each matter that may come before a meeting of the shareholders. Any Series A Preferred Share or Series B Preferred Share entitles the holder to 15.909 votes, and votes as one class with the common stock.

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

The Series A Preferred Shares were entitled to a dividend in kind, upon conversion, accruing at the rate of 6% per annum from June 29, 2004 until the effectiveness of the Amendment, November 22, 2004. The Company issued 46,200 additional shares of Series A Preferred Shares that converted into 735,000 shares of common stock and recorded a preferred dividend in the amount of $164,531.

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

As of March 31, 2005, the Series A Preferred Shares were converted into 21,127,101 shares of common stock and the Series B Preferred Shares were converted into 24,679,997 shares of common stock, making up most of the 46,417,098 issued and outstanding shares of common stock.

The shares of the Company's common stock issued as a result of the conversion on November 22, 2004, the common stock underlying the Series A Preferred Shares and the warrants were entitled to registration rights and the Company filed Form SB-2 on December 23, 2004.

During the first quarter of 2005 there were 161,314 shares of Series A Preferred Shares converted into 2,566,358 shares of common stock; as a result, as of March 31, 2005, the shares issued and outstanding were 403,335 of Series A Preferred Shares and 46,417,098 of common stock.

Note- 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Allowance for Doubtful Accounts

The Company provides an allowance for doubtful accounts equal to estimated uncollectible accounts. The Company's estimate is based on a regular review of individual account balances, historical collection experience and consideration of other factors such as a customer's financial status and other business risk. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change. The Company increased its allowance for doubtful accounts by $100,000 during the three months ended March 31, 2005 and maintains a balance of approximately $133,000 at March 31, 2005.

Inventory

Inventory consists entirely of finished goods held for sale and is reported at the lower of cost or market, on the average cost basis. At times, the Company makes advance payments to vendors to procure and ensure delivery of certain high demand products. Such deposits are reflected as due from vendors in the balance sheet.

Income Taxes

AllianceCorner, with the consent of its stockholders, elected to have its income taxed under the provisions of Subchapter S of the Internal Revenue Code and the corresponding provisions of New York State Tax laws. Under the aforementioned provisions, corporate income or loss and any tax credits earned are included in the stockholders' individual federal and state income tax returns. Accordingly, no provision has been made for federal income taxes for the three months ended March 31, 2004. AllianceCorner was subject to New York State S corporation taxes and New York City corporate income taxes. The provision for income taxes for the three months ended March 31, 2004 comprises state and local taxes.

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

At December 31, 2004, the Company had federal and state net operating loss carryforwards of approximately $5,000,000, expiring through 2024. The Company has established a full valuation allowance of $2,124,000 at December 31, 2004 due to the uncertainty surrounding the realization of such assets. The Tax Reform Act of 1986 contains provisions that limit the ability to utilize net operating loss carryforwards in the case of certain events including significant changes in ownership interests. The Company has not evaluated whether it has undergone an ownership change pursuant to this act. Based upon the terms of the Exchange agreement, an ownership change may have occurred. If such ownership changes are found to exist, the net operating loss carryforwards as reported could be significantly limited.

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income per share is computed by dividing the net income by the weighted average number of common shares and common equivalent shares outstanding during the period. The weighted average number of common and common equivalent shares outstanding reflects the conversion of preferred stock for common stock as of June 29, 2004 (see Note 1) and the 1 for 44 stock split, which occurred in November 2004.

Common equivalents at March 31, 2005 exclude the 500,000 of warrants issued to the Company's lender and the 403,335 Series A Preferred Shares not eligible for conversion due to the 4.999% Restriction, since their effect would be anti-dilutive. There were no common equivalents at March 31, 2004.

Stock Based Compensation

In January 2005, the Company established a stock option plan. The Company accounts for stock based employee compensation arrangements under the intrinsic value method pursuant to APB Opinion No. 25, "Accounting for Stock Issued to Employees". Under this method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. As of March 31, 2005 there were 7,550,000 options issued. The options are ten-year non-qualified options to purchase the Company's common stock, 7,400,000 of the options have an exercise price of $0.325 per share and 150,000 of the options have an exercise price of $.32 per share, vest and become exercisable in 12 equal quarterly installments beginning on April 1, 2005. Of the total options granted, 1,100,000 options were granted to Jay Gelman, the CEO and Chairman of the Board of Directors of the Company, 1,100,000 options were granted to Andre Muller, the President, COO and a director of the Company, and 150,000 options were granted to each of Thomas Vitiello, Steven H. Nathan and Humber B. Powell, III, each a non-employee director of the Company. The options were granted in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

Of the total options granted, 250,000 options were granted to a non-employee who provided past services to the Company and 500,000 options were granted to non-employees for future services to be provided over the next three years. The options are ten-year non-qualified options, have an exercise price of $.325 per share, and vest and become exercisable in twelve quarterly installments beginning on April 1, 2005. The fair value of the options-pricing model was calculated with the following weighted-average assumptions used for the grant: risk-free interest rate 4.25%; expected life 6.5 years; expected volatility 55%. The fair value generated by the Black-Scholes model may not be indicative of the future benefit, if any, that may be received by the option holder. During the three months ended March 31, 2005, the Company recorded stock-based compensation expense of approximately $26,833 in relation to these options.

Had compensation costs for the Company's stock option grants to employees been determined based on the fair value at the grant dates for awards under these plans in accordance with SFAS No. 123, the Company's net loss and basic and diluted net loss per share would have been reduced to the pro forma amounts as follows:

                                                            For the Three Months
                                                               Ended March 31,
                                                                    2005
                                                            --------------------
                                                                 (Unaudited)
Net loss, as reported                                             $(129,678)
Deduct: Total stock-based employee compensation expense
   determined under fair value based method, net of tax effects     (53,208)
                                                                  ---------
Proforma net loss                                                 $(182,886)
                                                                  =========
Net loss per share:
                                                                  ---------
    Basic and diluted - as reported                               $    0.00
                                                                  =========
    Basic and diluted - proforma                                  $    0.00
                                                                  =========

There were no options outstanding at March 31, 2004.

The fair value of the options-pricing model was calculated with the following weighted-average assumptions used for the grant: risk-free interest rate 4.25-4.5%; expected life 6.5 years; expected volatility 55-115%. The fair value generated by the Black-Scholes model may not be indicative of the future benefit, if any, that may be received by the option holder.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment". This statement revises FASB Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123(R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). This Statement, for small business issuers is effective as of the beginning of the Company's next fiscal year. Accordingly, the Company will adopt SFAS 123(R) in its first quarter of fiscal 2006. The Company is currently evaluating the provisions of SFAS 123(R) and has not yet determined the impact that this Statement will have on its future results of operations or financial position. The impact of this new standard, if it had been in effect, on the net loss and related per share amounts of our fiscal quarter ended March 31, 2005 is disclosed in Stock Based Compensation, above.

Note 3 - FINANCING AGREEMENTS

On November 11, 2004, the Company entered into a Financing Agreement ("Agreement") with Rosenthal & Rosenthal, Inc. ("Rosenthal"), which replaced an earlier factor agreement with Rosenthal. Under the Agreement, Rosenthal may in its discretion lend up to $5,000,000 to Alliance based on eligible inventory and receivables. All borrowings are due on demand, are secured by substantially all of the assets of Alliance and are subject to the Company's compliance with certain financial covenants. The Company's CEO and the Company's President signed limited guaranties in respect of borrowings under the Agreement.

The Agreement terminates November 30, 2007 unless terminated by Rosenthal on 30 days' notice. Interest on outstanding borrowings is payable at a variable rate per annum, equal to the prime rate (but not less than 4.75 %) plus 2.00 % (7.75 % as of March 31, 2005). In addition, the Company will pay the lender on each anniversary date an annual fee of 1% of the Maximum Credit of $5,000,000 in the amount of $50,000 which is amortized over one year, and a monthly administrative fee of $1,000. The financing expense for the annual fee recorded for the three months ended March 31, 2005 amount to $12,500. At March 31, 2005, the loan outstanding amounted to $3,851,490.

In connection with the Agreement, the Company issued to Rosenthal a warrant (the "Warrant") to purchase 500,000 shares of common stock at $0.10 per share. The Warrant expires on November 30, 2010. On notice by the Company the Warrants will expire earlier if the closing price of the common stock during a period designated in the Warrants is not less than $0.40 per share. The Warrants may be exercised for cash or on a cashless basis (i.e., by deducting from the number of shares otherwise issuable on exercise a number of shares that have a then market value equal to the exercise price). The Company recorded a deferred financing cost of approximately $60,000 in the fourth quarter 2004, representing the fair value of the warrants, which will be amortized over the life of the financing agreement of three years. The financing expense recorded for the three months ended March 31, 2005 amounted to approximately $4,500.

Under the terms of the Agreement, the Company is required to maintain a specified level of net worth, working capital and debt ratios as defined. In May 2005, Rosenthal informed the Company that it did not comply with a financial covenant under the Agreement for the fourth quarter of 2004. Rosenthal has provided a waiver for this failure to comply. In addition, for the first quarter of 2005, the Company did not comply with certain financial covenants for which Rosenthal has also provided a waiver.

The Company and Rosenthal are currently renegotiating the terms and covenants of the Agreement and the Company anticipates that such renegotiation will be successful. Subject to the execution of this revised agreement, the Company believes that it will have sufficient liquidity for the next twelve months and the foreseeable future. However, the Company would have to scale down its operations if it is unsuccessful in renegotiating the borrowing base and financial covenants. Furthermore, the Company would be materially and adversely affected if Rosenthal demands payment of these borrowings under the Agreement and the Company is unable to refinance these borrowings.

 Note 4 - LITIGATION

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

Note 5 - SUBSEQUENT EVENT

On April 7, 2005, the Company appointed Barbara A. Ras as its Chief Financial Officer under a letter agreement signed by the Company on that date. Ms. Ras' employment is on a part-time, at will basis, for annual compensation of $125,000. The Company granted to Ms. Ras 100,000 options under a separate grant letter. The options will be exercisable at $0.325 per share, and will vest quarterly over a three year period while Ms. Ras is employed by the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD - LOOKING STATEMENTS

The following discussion of our financial condition and results of operations should be read together with the financial statements and related notes included elsewhere in this report. Some of the statements in this section that are not historical facts are forward-looking statements. You are cautioned that the forward-looking statements contained in this section are estimates and predictions, and that our actual results could differ materially from those anticipated in the forward-looking statements due to risks, uncertainties or actual events differing from the assumptions underlying these statements. The risks, uncertainties, and assumptions include, but are not limited to, those disclosed in our annual report on Form 10-KSB for our fiscal year ended December 31, 2004.

OVERVIEW

See "Note 1", for description of a transaction whereby AllianceCorner Distributors Inc. ("AllianceCorner") became a New York wholly-owned subsidiary of Essential. The name of AllianceCorner was changed to Alliance Distributors Holding, Inc. ("New York Alliance") in July 2004. Effective November 17, 2004, New York Alliance was merged into Alliance Distributors Holding Inc., a Delaware corporation that was wholly owned by Essential. Effective November 22, 2004, Essential reincorporated in Delaware and changed its name to Alliance Distributors Holding Inc. ("Alliance" or the "Company"), by way of a merger of Essential into Alliance, which was then a wholly owned Delaware subsidiary of Essential. The business of AllianceCorner became our only business. Since the former stockholders of AllianceCorner acquired a majority of our voting interests, the transaction was treated as a reverse acquisition, with AllianceCorner treated as the acquirer for accounting purposes. Accordingly, the pre-acquisition financial statements of AllianceCorner are our historical financial statements. At the time of the acquisition, Essential had no continuing operations and its historical results would not be meaningful if combined with the historical results of AllianceCorner.

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

Accounts Receivable - Accounts Receivable as shown on the Balance Sheet are net of allowances and anticipated discounts. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the financial statements, assessments of collectibility based on historic trends and an evaluation of the impact of economic conditions. The allowance for doubtful accounts is not significant. Principally, the Company's historical estimates of these costs have not differed materially from actual results. The Company controls credit risk through credit approvals, credit limits and monitoring procedures. The Company performs credit evaluations of its customers but generally does not require collateral to support accounts receivable. The Company increased its allowance for doubtful accounts by $100,000 during the three months ended March 31, 2005 and maintains a balance of approximately $133,000 at March 31, 2005.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment". This statement revises FASB Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123(R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). This Statement, for small business issuers is effective as of the beginning of the Company's next fiscal year. Accordingly, the Company will adopt SFAS 123(R) in its first quarter of fiscal 2006. The Company is currently evaluating the provisions of SFAS 123(R) and has not yet determined the impact that this Statement will have on its future results of operations or financial position. The impact of this new standard, if it had been in effect, on the net loss and related per share amounts of our fiscal quarter ended March 31, 2005 is disclosed in Stock Based Compensation, above.

RESULTS OF OPERATIONS

The following table shows each specified item as a dollar amount and as a percentage of net sales for the three months ended March 31, 2005 and 2004, and should be read in conjunction with the financial statements included elsewhere in this Quarterly Report on Form 10-QSB:

                                               Three months                 Three months
                                                  Ended                        ended
                                                 March 31,                    March 31,
                                                   2005                         2004
                                                (Thousands)                  (Thousands)
                                         ------------------------     -----------------------
Net sales                                $   10,889         100.0%    $    7,300        100.0%
Cost of goods sold                            9,647          88.6%         6,201         84.9%
                                         ----------    ----------     ----------   ----------
   Gross profit                               1,242          11.4%         1,099         15.1%

Operating expenses:
  Selling, general and
    administrative expenses                   1,250          11.5%           921         12.6%
  Stock option compensation expense              27            .2%            --           .0%
                                         ----------    ----------     ----------   ----------
Total operating expenses                      1,277          11.7%           921         12.6%
                                         ----------    ----------     ----------   ----------
Income (loss) from operations                   (35)          (.3%)          178          2.5%

Interest expense                                 94            .9%            27           .4%
                                         ----------    ----------     ----------   ----------
Income (loss) before income taxes              (129)         (1.2%)          151          2.1%

Income taxes                                      1            .0%            12           .2%
                                         ----------    ----------     ----------   ----------

Net income (loss)                        $     (130)         (1.2)%   $      139          1.9%
                                         ==========    ==========     ==========   ==========

Three Months Ended March 31, 2005 compared to Three Months Ended March 31, 2004

Net sales increased by $3,589,194, or 49.2%, from $7,299,641 for the three months ended March 31, 2004 to $10,888,835 for the three months ended March 31, 2005. The growth in net sales was primarily due to the increase in sales with our existing customers, as well as in our customer base. In addition, the launch of the Playstation Portable System in late March 2005 resulted in hardware sales of approximately $1,554,000.

Cost of goods sold increased by $3,445,877, or 55.6%, from $6,200,621 for the three months ended March 31, 2004 to $9,646,498 for the three months ended March 31, 2005. The increase was consistent with revenue growth. Gross profit as a percentage of net sales decreased to 11.4% for the three months ended March 31, 2005 from 15.1% for the three months ended March 31, 2004. This decrease was primarily due to the shortage of hardware in first quarter 2005 which drives higher margin software sales, and the reduction in the availability of higher margin budget software.

Selling, general and administrative expenses increased by $330,007, or 35.8%, from $920,562 for the three months ended March 31, 2004 to $1,250,569 for the three months ended March 31, 2005. The increase was primarily due to the Company's increase in the allowance for doubtful accounts of $100,000, salaries and related payroll taxes of $70,556, insurance premiums of $51,213 and professional fees associated with the Company's expanded operations of $63,082. Selling, general and administrative expenses as a percentage of net sales decreased to 11.5% for the three months ended March 31, 2005 from 12.6% for the three months ended March 31, 2004. For the three months ended March 31, 2005, selling, general and administrative expenses were comprised of the following:
$164,758 in selling expenses, $216,092 in warehouse expenses and $869,719 in general and administrative expenses. For the three months ended March 31, 2004, selling, general and administrative expenses were comprised of the following:
$134,813 in selling expenses, $265,748 in warehouse expenses and $520,001 in general and administrative expenses.

Stock option compensation expense increased by $26,833 for the three months ended March 31, 2005 as a result of 750,000 options that were granted to non-employees who provide services to the Company. The options have an exercise price of $.325 per share. (See Note 2).

Interest expense increased by $66,458, or 244.7%, from $27,155 for the three months ended March 31, 2004 to $93,613 for the three months ended March 31, 2005. The increase was primarily due to increased borrowings as well as higher interest rates on bank borrowings during the first quarter 2005. The increased borrowing levels were the result of increased sales volume that required higher inventory levels. Interest expense relates to the note payable-bank described below under Liquidity and Capital Resources.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 2005 net cash used in operating activities was $1,476,963. Net cash used in operations for the three months ended March 31, 2005 consisted of a net loss of $129,678 and included the following changes in operating assets and liabilities: an increase in accounts receivable of $718,824, an increase in inventory of $437,107, and an increase in due from vendors of $390,835. These increases were the result of increased sales volume.

Net cash used in investing activities for the three months ended March 31, 2005 was $5,883, which was used for the purchase of equipment.

Net cash provided by financing activities for the three months ended March 31, 2005 was $1,459,889 which primarily consisted of net proceeds on our note payable to bank of $1,484,614.

On November 11, 2004, the Company, entered into a Financing Agreement ("Agreement") with Rosenthal & Rosenthal Inc. ("Rosenthal"). Under the Agreement, Rosenthal may in its discretion lend up to $5 million to the Company based on eligible inventory and receivables. All borrowings are due on demand, are secured by substantially all of the assets of the Company and are subject to the Company's compliance with certain financial covenants. The Agreement terminates November 30, 2007 unless terminated sooner by Rosenthal on 30 days' notice. Interest on outstanding borrowings is payable at a variable rate per annum, equal to the prime rate (but not less than 4.75 percent) plus 2.00 percent (7.75 percent as March 31, 2005). The Company's CEO and the Company's President signed limited guaranties in respect of borrowings under the Agreement.

Under the terms of the Agreement, the Company is required to maintain a specified level of net worth, working capital and debt ratios as defined. In May 2005, Rosenthal informed the Company that it did not comply with a financial covenant under the Agreement for the fourth quarter of 2004. Rosenthal has provided a waiver for this failure to comply. In addition, for the first quarter of 2005, the Company did not comply with certain financial covenants for which Rosenthal has also provided a waiver.

The Company and Rosenthal are currently renegotiating the terms and covenants of the Agreement and the Company anticipates that such renegotiation will be successful. Subject to the execution of this revised agreement, the Company believes that it will have sufficient liquidity for the next twelve months and the foreseeable future. However, the Company would have to scale down its operations if it is unsuccessful in renegotiating the borrowing base and financial covenants. Furthermore, the Company would be materially and adversely affected if Rosenthal demands payment of these borrowings under the Agreement and the Company is unable to refinance these borrowings.

ITEM 3. CONTROLS AND PROCEDURES

An evaluation has been carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and the operation of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2005 ("Evaluation Date"). Based on such evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that, as of the Evaluation Date, the disclosure controls and procedures are reasonably designed and effective to ensure that (i) information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Additionally in 2005, the Company is implementing periodic observation of inventory through the use of computerized equipment and will conduct periodic reconciliation to the perpetual inventory file. These changes will have the effect of ensuring that account reconciliation operational controls are operating as designed and will reduce the probability of human error. The Company introduced these controls after learning of the errors described in Note 12 of the Financial Statements in the Annual Report on Form 10-KSB.

Other than the changes noted above, there have been no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the Company's fiscal quarter that has materially affected, or is reasonable likely to materially affect, the Company's internal control over financial reporting.

                            PART 2. OTHER INFORMATION

Item numbers 1, 2, 3, 4 and 5 are not applicable and have been omitted.

ITEM 6. EXHIBITS.

      Exhibits.

EXHIBIT INDEX

NUMBER       DESCRIPTION
---------    --------------------
31.1         Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2         Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1         Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2         Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 16, 2005
Alliance Distributors Holding Inc.

                        By: /s/ Jay Gelman
                            -------------------------------------------
                            Jay Gelman
                            CEO and Chairman of the Board

                        By: /s/ Barbara A. Ras
                            -------------------------------------------
                            Barbara A. Ras
                            Chief Financial Officer (Principal Financial and Accounting Officer)