Form 10QSB
period 2005-06-30
Alliance Distributors Holding Inc.
filed 2005-08-15
CIK 1115463

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

 |X| QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT
              OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

                               15-15 132nd Street
                          College Point, New York 11356
              ----------------------------------------------------
                    (Address of Principal Executive Offices)


                                 (718) 747-1500
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

|X| Yes |_| No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 15, 2005 there were 46,417,098 shares of the issuer's Common Stock, par value $.001 per share, issued and outstanding.

            Transitional Small Business Disclosure Format |_| Yes |X| No

                         PART I - FINANCIAL INFORMATION


                                      INDEX

                                                                           Pages
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

    Balance Sheet as of June 30, 2005 (Unaudited)                           3

    Statements of Operations for the three and six
    months ended June 30, 2005 and 2004 (Unaudited)                         4

    Statement of Stockholders' Equity for the six
    months ended June 30, 2005 (Unaudited)                                  5

    Statements of Cash Flows for the six months
    ended June 30, 2005 and 2004 (Unaudited)                                6

    Notes to Financial Statements (Unaudited)                            7-11

Item 2 - Management's Discussion and Analysis or Plan of Operations     11-14

Item 3 - Controls and Procedures                                        14-15

PART II - OTHER INFORMATION                                                15

   Item 6 - Exhibits                                                       15

   Signatures                                                              16

Part I - Financial Information
Item 1 - Financial Statements

                       ALLIANCE DISTRIBUTORS HOLDING INC.
                            Balance Sheet (Unaudited)
                                  June 30, 2005

                                     ASSETS



Current assets:
    Cash                                                            $    16,040
    Accounts receivable, net of allowance for doubtful
        accounts of approximately $133,000                            3,981,484
    Inventory                                                         5,185,565
    Due from vendors                                                     74,706
    Prepaid expenses and other current assets                           136,150
                                                                   ------------
                Total current assets                                  9,393,945

Property and equipment, net                                             411,957

Other assets                                                             80,300
                                                                   ------------
                                                                   $  9,886,202
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Note payable-bank                                               $ 4,162,078
    Accounts payable                                                  2,956,221
    Current portion of long term obligations                             26,391
    Accrued expenses and other current liabilities                      128,220
                                                                   ------------
                Total current liabilities                             7,272,910

Long term obligations                                                    17,613

Deferred lease obligation                                                22,553

Commitments and contingencies

Stockholders' equity:
    Series A Convertible Non-Redeemable Preferred Stock,
      $.001 par value - Authorized, 8,833,334 shares;
      issued and outstanding, 403,335 shares                                403

    Common Stock, $.001 par value - Authorized, 100,000,000
      shares; issued and outstanding 46,417,098 shares                   46,417
    Additional paid-in capital                                        3,198,251
    Accumulated deficit                                                (671,945)
                                                                   ------------
                Total stockholders' equity                            2,573,126
                                                                   ------------
                                                                   $  9,886,202
                                                                   ============

See notes to financial statements.

                       ALLIANCE DISTRIBUTORS HOLDING INC.
                      Statements of Operations (Unaudited)
            For the three and six months ended June 30, 2005 and 2004

                                                     Three months ended June 30,    Six months ended June 30,
                                                     ---------------------------    ---------------------------
                                                         2005           2004            2005           2004
                                                     ------------   ------------    ------------   ------------
Net sales                                            $ 12,224,803   $  5,976,377    $ 23,113,638   $ 13,276,018

Cost of goods sold                                     11,154,292      5,196,597      20,800,790     11,397,218
                                                     ------------   ------------    ------------   ------------
Gross profit                                            1,070,511        779,780       2,312,848      1,878,800

Selling, general and administrative expenses            1,274,402        803,096       2,551,804      1,723,658
                                                     ------------   ------------    ------------   ------------
Income (loss) from operations                            (203,891)       (23,316)       (238,956)       155,142

Interest expense                                          126,809         33,453         220,422         60,608
                                                     ------------   ------------    ------------   ------------
Income (loss) before provision for income taxes          (330,700)       (56,769)       (459,378)        94,534

Provision for (benefit from) income taxes                   5,103         (1,000)          6,103         11,167
                                                     ------------   ------------    ------------   ------------
Net income (loss)                                        (335,803)       (55,769)       (465,481)        83,367

Preferred stock dividends                                      --            842              --            842
                                                     ------------   ------------    ------------   ------------
Net income (loss) available to common shareholders   $   (335,803)  $    (56,611)   $   (465,481)  $     82,525
                                                     ============   ============    ============   ============
Net income (loss) available to common shareholders
per share - basic & diluted                          $       (.01)  $        .00    $       (.01)  $        .00
                                                     ============   ============    ============   ============
Weighted-average common shares outstanding -
basic and diluted                                      46,417,098     24,909,581      46,417,098     24,794,789
                                                     ============   ============    ============   ============

See notes to financial statements.

                       ALLIANCE DISTRIBUTORS HOLDING INC.
                  Statement of Stockholders' Equity (Unaudited)
                     For the six months ended June 30, 2005


                                  Preferred Stock A              Common Stock          Additional                       Total
                             --------------------------    -------------------------     Paid In      Accumulated   Stockholders'
                                Shares         Amount         Shares        Amount       Capital        Deficit         Equity
                             -----------    -----------    -----------   -----------   -----------    -----------    -----------
Balance, January 1, 2005         564,649    $       564     43,850,740   $    43,851   $ 3,186,240    $  (206,464)   $ 3,024,191

Conversion of Preferred
 Stock A into Common Stock      (161,314)          (161)     2,566,358         2,566        (2,405)            --             --

Registration costs                    --             --             --            --       (16,250)            --        (16,250)

Issuance of stock options
 to non-employees                     --             --             --            --        30,666             --         30,666

Net loss                              --             --             --            --            --       (465,481)      (465,481)
                             -----------    -----------    -----------   -----------   -----------    -----------    -----------
Balance, June 30, 2005           403,335    $       403     46,417,098   $    46,417   $ 3,198,251    $  (671,945)   $ 2,573,126
                             ===========    ===========    ===========   ===========   ===========    ===========    ===========

See notes to financial statements.

                       ALLIANCE DISTRIBUTORS HOLDING INC.
                            Statements of Cash Flows
           For the six months ended June 30, 2005 and 2004 (Unaudited)


                                                              Six months ended June 30,
                                                            ----------------------------
                                                                2005            2004
                                                            ------------    ------------
CASH FLOWS USED IN OPERATING ACTIVITIES:
    Net income (loss)                                       $   (465,481)   $     83,367
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO
    NET CASH USED IN OPERATING ACTIVITIES:
        Deferred rent                                              4,956          10,917
        Depreciation and amortization                             53,079          37,522
        Bad debt expense                                         100,000              --
        Stock option compensation expense                         30,666              --
        Amortization of deferred financing costs                  34,000              --
        CHANGES IN ASSETS AND LIABILITIES:
         (Increase) decrease in assets
           Accounts receivable                                  (710,925)       (207,116)
           Inventory                                          (1,317,230)      1,400,991
           Due from vendors                                      (40,458)       (272,262)
           Prepaid expenses and other current assets              16,291         (22,118)
           Funds on deposit with PPO escrow agent                     --      (2,884,171)
         Increase (decrease) in liabilities
           Accounts payable                                      381,579      (2,685,844)
           Due to factor                                              --       1,326,793
           Accrued expenses and other current
              liabilities                                         14,008        (138,750)
                                                            ------------    ------------
        Net cash used in operating activities                 (1,899,515)     (3,350,671)
                                                            ------------    ------------
CASH FLOWS USED IN INVESTING ACTIVITIES:
    Purchase of property and equipment                           (55,662)        (13,989)
    (Increase) decrease in other assets                          (12,500)            698
                                                            ------------    ------------
        Net cash used in investing activities                    (68,162)        (13,291)
                                                            ------------    ------------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
    Proceeds from note payable - bank                         23,635,275              --
    Repayments of note payable - bank                        (21,840,073)             --
    Proceeds from sale of securities                                  --       4,000,000
    Payments for registration and issuance costs                 (16,250)       (200,500)
    Payments for pre-acquisition liabilities                          --        (915,329)
    Repayment of long-term obligations                           (15,840)        (19,920)
                                                            ------------    ------------
        Net cash provided by financing activities              1,763,112       2,864,251
                                                            ------------    ------------
NET DECREASE IN CASH                                            (204,565)       (499,711)

CASH, beginning of period                                        220,605         656,853
                                                            ------------    ------------
CASH, end of period                                         $     16,040    $    157,142
                                                            ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid                                           $    182,406    $     60,608
                                                            ============    ============
    Income tax paid                                         $      2,013    $     17,635
                                                            ============    ============
NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Issuance of Series A 6% Preferred Stock to placement
    agent                                                   $         --    $    385,000
                                                            ============    ============
    Liabilities assumed                                     $         --    $  1,067,898
                                                            ============    ============
    Series A 6% Preferred Stock dividend                    $         --    $        842
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

The name of AllianceCorner was changed to Alliance Distributors Holding, Inc. ("New York Alliance") in July 2004. Effective November 17, 2004, New York Alliance was merged into Alliance Distributors Holding Inc., a Delaware corporation that was wholly owned by Essential. Effective November 22, 2004, Essential reincorporated in Delaware and changed its name to Alliance Distributors Holding Inc., by way of a merger of Essential into Alliance, which was then a wholly owned Delaware subsidiary of Essential. The Company operates as a single segment.

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

PRIVATE PLACEMENT OFFERING

As part of the Exchange Agreement with AllianceCorner, Essential was required to raise funds to complete the transaction. Essential sold 1,124,767 shares of Series A 6% Convertible Non Redeemable Preferred Shares (the "Series A Preferred Shares"), through a private placement offering ("PPO"). The PPO resulted in gross proceeds of $4,000,000 and net proceeds to the Company of $3,799,500 less $915,329 for payments of Essential's liabilities. At the same time, substantially all outstanding debt of Essential was extinguished through either conversion into an aggregate of 452,202 Series A Preferred Shares or through cash payments.

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

The adoption of the Amendment and the Reverse Split resulted in the automatic conversion of each Series A Preferred Share and each Series B Preferred Share into 15.909 shares of common stock. However, Series A Preferred Shares owned by a holder were not to be converted into common stock if and so long as a result of conversion the holder would beneficially own in excess of 4.999% or 9.999% of the issued and outstanding shares, respectively. Any Series A Preferred Shares not converted into the Company's common stock due to the operation of this restriction (the "4.999% Restriction") will no longer be entitled to the 6% dividend referred to above.

From inception through June 30, 2005, the Series A Preferred Shares were converted into 21,127,101 shares of common stock and the Series B Preferred Shares were converted into 24,679,997 shares of common stock, comprising most of the 46,417,098 issued and outstanding shares of common stock.

As of June 30, 2005 there were issued and outstanding 403,335 shares of Series A Preferred Shares convertible into 6,416,693 shares of common stock subject to the 4.999% Restriction.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Allowance for Doubtful Accounts

The Company establishes credit terms for new clients based upon management's review of their credit information and projects terms, performs ongoing credit evaluations of its customers, adjusting credit terms when management believes appropriate based upon payment history and an assessment of their current credit worthiness. The Company records an allowance for doubtful accounts for estimated losses resulting from the inability of its clients to make required payments. The Company determines this allowance by considering a number of factors, including the length of time trade accounts receivable are past due, previous loss history, estimate of the client's current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. While credit losses have generally been within expectations and the provisions established, the Company cannot guarantee that credit loss rates in the future will be consistent with those experienced in the past. In addition, the Company has credit exposure if the financial condition of one of its major clients were to deteriorate. In the event that the financial condition of its clients were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be necessary. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change. The Company increased its allowance for doubtful accounts by $100,000 during the first quarter of 2005 and maintains a balance of approximately $133,000 at June 30, 2005.

Inventory

Inventory consists entirely of finished goods held for sale and is reported at the lower of cost or market, on the average cost basis. Write-downs for slow moving and aged merchandise are provided based on historical experience and current product demand. The Company evaluates the adequacy of the write-downs quarterly. While write-downs have been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same level of write-downs as in the past. At times, the Company makes advance payments to vendors to procure and ensure delivery of certain high demand products. Such deposits are reflected as due from vendors in the balance sheet.

Income Taxes

AllianceCorner, with the consent of its stockholders, elected to have its income taxed under the provisions of Subchapter S of the Internal Revenue Code and the corresponding provisions of New York State Tax laws. Under the aforementioned provisions, corporate income or loss and any tax credits earned are included in the stockholders' individual federal and state income tax returns. Accordingly, no provision has been made for federal income taxes for the three and six months ended June 30, 2004. AllianceCorner was subject to New York State S corporation taxes and New York City corporate income taxes. The provision for income tax expense (benefit) for the three and six months ended June 30, 2004 comprises state and local taxes.

Effective June 29, 2004, the Company is taxed as a C corporation. The provision for income tax expense for the three and six months ended June 30, 2005 comprises state and local taxes.

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

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income per share is computed by dividing the net income by the weighted average number of common shares and common equivalent shares outstanding during the period. The weighted average number of common and common equivalent shares outstanding reflects the conversion of Series B Preferred Shares for Common Stock as of January 1, 2004 and of Series A Preferred Shares for Common Stock as of June 29, 2004, computed on a post Reverse Split basis (see Note 1).

Common equivalents for the three and six months ended June 30, 2005 exclude the 500,000 of warrants issued to the Company's lender since their effect would be anti-dilutive. For the three and six months ended June 30, 2005 and 2004 the 403,335 Series A Preferred Shares not eligible for conversion due to the 4.999% Restriction are excluded.

Stock Based Compensation

In January 2005, the Company established a stock option plan. The Company accounts for stock based employee compensation arrangements under the intrinsic value method pursuant to APB Opinion No. 25, "Accounting for Stock Issued to Employees". Under this method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. As of June 30, 2005 there were 7,650,000 options issued. The options are ten-year non-qualified options to purchase the Company's common stock, 7,500,000 of the options have an exercise price of $0.325 per share and 150,000 of the options have an exercise price of $.32 per share, vest and become exercisable in 12 equal quarterly installments. Of the total options granted, 1,100,000 options were granted to Jay Gelman, the CEO and Chairman of the Board of Directors of the Company, 100,000 options were granted to Barbara A. Ras, the CFO of the Company, 1,100,000 options were granted to Andre Muller, the President, COO and a director of the Company, and 150,000 options were granted to each of Thomas Vitiello, Steven H. Nathan and Humbert B. Powell, III, each a non-employee director of the Company. The options were granted in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

Of the total options granted, 250,000 options were granted to a non-employee who provided past services to the Company and 500,000 options were granted to non-employees for future services to be provided over the next three years. The options are ten-year non-qualified options, have an exercise price of $.325 per share, and vest and become exercisable in twelve quarterly installments beginning on April 1, 2005. The fair value of the options-pricing model was calculated with the following weighted-average assumptions used for the grant: risk-free interest rate 4.25%; expected life 6.5 years; expected volatility 55%. During the three and six months ended June 30, 2005, the Company recorded stock-based compensation expense of approximately $3,833 and $30,666, respectively, for these options. The fair value generated by the Black-Scholes model may not be indicative of the future benefit, if any, that may be received by the option holder.

Had compensation costs for the Company's stock option grants to employees been determined based on the fair value at the grant dates for awards under these plans in accordance with SFAS No. 123, the Company's net loss and basic and diluted net loss per share would have been reduced to the pro forma amounts as follows:



                                            For the Three Months    For the Six Months
                                               Ended June 30,          Ended June 30,
                                                   2005                    2005
                                            --------------------    ------------------
                                                 (Unaudited)            (Unaudited)
Net loss, as reported                            $(335,803)             $(465,481)

Deduct: Total stock-based employee
 compensation expense determined under fair
 value based method, net of tax effects            (54,833)              (108,041)
                                                  ---------             ----------
Proforma net loss                                $(390,636)             $(573,522)
                                                 ==========             ==========
Net loss per share:

    Basic and diluted - as reported              $    (0.01)             $   (0.01)
                                                 ==========             ==========
    Basic and diluted - proforma                 $    (0.01)             $   (0.01)
                                                 ==========             ==========

There were no options outstanding at June 30, 2004.

The fair value of the options-pricing model was calculated with the following weighted-average assumptions used for grants during the six months ended June 30, 2005: risk-free interest rate 4.25-4.5%; expected life 6.5 years; expected volatility 55-126%. The fair value generated by the Black-Scholes model may not be indicative of the future benefit, if any, that may be received by the option holder.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment". This statement revises FASB Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123(R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). This Statement, for small business issuers is effective as of the beginning of the Company's next fiscal year. Accordingly, the Company will adopt SFAS 123(R) in its first quarter of fiscal 2006. The Company is currently evaluating the provisions of SFAS 123(R) and has not yet determined the impact that this Statement will have on its future results of operations or financial position. The impact of this new standard, if it had been in effect, on the net loss and related per share amounts for the three and six months ended June 30, 2005 is disclosed in Stock Based Compensation, above.

In May 2005, the FASB issued SFAS No. 154, "Accounting for Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS No. 154"). SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS No. 154 becomes effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.


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

The Agreement terminates November 30, 2007 unless terminated by Rosenthal on 30 days' notice. Interest on outstanding borrowings is payable at a variable rate per annum, equal to the prime rate (but not less than 4.75 %) plus 2.00 % (8.25 % as of June 30, 2005). In addition, the Company will pay the lender on each anniversary date an annual fee of 1% of the Maximum Credit of $5,000,000 in the amount of $50,000 which is amortized over one year, and a monthly administrative fee of $1,000. The financing expense for the annual fee recorded for the three and six months ended June 30, 2005 amounted to $12,500 and $25,000, respectively. At June 30, 2005, the loan outstanding amounted to $4,162,078.

In connection with the Agreement, the Company issued to Rosenthal a warrant (the "Warrant") to purchase 500,000 shares of common stock at $0.10 per share. The Warrant expires on November 30, 2010. On notice by the Company the Warrants will expire earlier if the closing price of the common stock during a period designated in the Warrants is not less than $0.40 per share. The Warrants may be exercised for cash or on a cashless basis (i.e., by deducting from the number of shares otherwise issuable on exercise a number of shares that have a then market value equal to the exercise price). The Company recorded a deferred financing cost of approximately $60,000 in the fourth quarter 2004, representing the fair value of the warrants, which will be amortized over the life of the financing agreement of three years. The financing expense recorded for the three and six months ended June 30, 2005 amounted to $4,500 and $9,000, respectively.

Under the terms of the Agreement, the Company is required to maintain a specified level of net worth, working capital and debt ratios as defined. In May 2005, Rosenthal informed the Company that it did not comply with a financial covenant under the Agreement for the fourth quarter of 2004. Rosenthal has provided a waiver for this failure to comply. In addition, for the first and second quarter of 2005, the Company did not comply with certain financial covenants for which Rosenthal has also provided waivers.

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

Note 4 - LITIGATION

On August 19, 2004 a complaint was filed by Radio Wave LLC ("Plaintiff"), in the Supreme Court of the State of New York, County of New York, against Essential Reality, LLC, Essential and David Devor, a former officer and a current employee of the Company, for rent and costs relating to premises formerly occupied by the

Company. Plaintiff seeks to recover $150,416 for the period up to August 31, 2004, plus additional amounts to be determined by the Court for the period subsequent to August 31, 2004. Plaintiff also seeks to recover $50,000 in expenses and attorney fees plus additional amounts to be determined by the Court. The Company believes that the suit is without merit and intends to vigorously defend its position.

Note 5 - SUBSEQUENT EVENT

On July 21, 2005, the Company and Abrams/Gentile Entertainment Inc. ("Age") entered into an operating agreement ("Agreement") of Alliance Age LLC, a limited liability company formed in Delaware, to set forth the terms on which the parties will develop and commercialize products they mutually agree upon from time to time. The Company agreed to pay Age a $4,000 monthly retainer fee on the first day of each month commencing August 2005, provided, that no fee is payable for any month beginning with January 2006 upon a determination that no products are then proceeding towards completion at a proper pace. The Company owns 65% of Alliance Age LLC. Alliance Age LLC will be included in future periods as a majority subsidiary of the Company and included in subsequent financial statements.

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

Accounts Receivable - Accounts Receivable as shown on the Balance Sheet are net of allowances and anticipated discounts. The Company establishes credit terms for new clients based upon management's review of their credit information and projects terms, performs ongoing credit evaluations of its customers, adjusting credit terms when management believes appropriate based upon payment history and an assessment of their current credit worthiness. The allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the financial statements for estimated losses resulting from the inability of its clients to make required payments. The Company determines this allowance by considering a number of factors, including the length of time trade accounts receivable are past due, previous loss history, estimate of the client's current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. While credit losses have generally been within expectations and the provisions established, the Company cannot guarantee that credit loss rates in the future will be consistent with those experienced in the past. In addition, the Company has credit exposure if the financial condition of one of its major clients were to deteriorate. In the event that the financial condition of its clients were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be necessary. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change. The Company increased its allowance for doubtful accounts by $100,000 during the first quarter of 2005 and maintains a balance of approximately $133,000 at June 30, 2005.

Inventories - Inventory is stated at the lower of cost or market, cost being determined on the average cost basis. Write-downs for slow moving and aged merchandise are provided based on historical experience and current product demand. The Company evaluates the adequacy of the write-downs quarterly. While write-downs have been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same level of write-downs as in the past.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment". This statement revises FASB Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123(R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). This Statement, for small business issuers is effective as of the beginning of the Company's next fiscal year. Accordingly, the Company will adopt SFAS 123(R) in its first quarter of fiscal 2006. The Company is currently evaluating the provisions of SFAS 123(R) and has not yet determined the impact that this Statement will have on its future results of operations or financial position. The impact of this new standard, if it had been in effect, on the net loss and related per share amounts of our fiscal quarter ended June 30, 2005 is disclosed in Note 2 of the financial statements.

In May 2005, the FASB issued SFAS No. 154, "Accounting for Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS No. 154"). SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS No. 154 becomes effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

RESULTS OF OPERATIONS

The following tables show each specified item as a dollar amount and as a percentage of net sales for the three and six months ended June 30, 2005 and 2004, respectively, and should be read in conjunction with the financial statements included elsewhere in this Quarterly Report on Form 10-QSB:

Three Months Ended June 30, 2005 compared to Three Months Ended June 30, 2004


                                      Three months                Three months
                                         Ended                       Ended
                                        June 30,                    June 30,
                                          2005                        2004
                                       (Thousands)                 (Thousands)
                                ------------------------     -----------------------
Net sales                       $   12,225         100.0%    $    5,976        100.0%
Cost of goods sold                  11,154          91.2%         5,196         87.0%
                                ----------    ----------     ----------   ----------
   Gross profit                      1,071           8.8%           780         13.0%

Selling, general and
  administrative expenses            1,275          10.4%           803         13.4%
                                ----------    ----------     ----------   ----------
Loss from operations                  (204)         (1.6%)          (23)         (.4)%

Interest expense                       127           1.1%            33           .6%
                                ----------    ----------     ----------   ----------
Loss before income taxes              (331)         (2.7)%          (56)        (1.0)%

Income taxes                             5            .0%            (1)          .0%
                                ----------    ----------     ----------   ----------
Net loss                        $     (336)         (2.7)%   $      (55)        (1.0)%
                                ==========    ==========     ==========   ==========

Net sales increased by $6,248,426, or 104.6%, from $5,976,377 for the three months ended June 30, 2004 to $12,224,803 for the three months ended June 30, 2005. The growth in net sales was primarily due to the increase in sales with our existing customers, as well as an increase in our customer base.

Cost of goods sold increased by $5,957,695, or 114.6%, from $5,196,597 for the three months ended June 30, 2004 to $11,154,292 for the three months ended June 30, 2005. The increase was consistent with revenue growth. Gross profit as a percentage of net sales decreased to 8.8% for the three months ended June 30, 2005 from 13.0% for the three months ended June 30, 2004. This decrease was primarily due to the Company's strategy to grow the customer base and increase revenues during the second quarter, which historically has been the weakest period, by introducing incentive pricing programs to new and key customers. Cost of goods sold excludes the distribution costs of purchasing, receiving, inspection, warehousing and handling costs; we include these costs in our selling, general and administrative expenses. Our gross margins may not be comparable to those of other entities since some entities include these distribution costs in the cost of goods sold. These distribution costs were $265,270 and $225,702 for the quarter ended June 30, 2005 and 2004, respectively.

Selling, general and administrative expenses increased by $471,306, or 58.7%, from $803,096 for the three months ended June 30, 2004 to $1,274,402 for the three months ended June 30, 2005. The increase was primarily due to the Company's increase in salaries and related payroll taxes of $175,052, professional fees associated with the Company's expanded operations of $110,936, advertising and marketing expenses of $62,288 and insurance premiums of $44,999. Selling, general and administrative expenses as a percentage of net sales decreased to 10.4% for the three months ended June 30, 2005 from 13.4% for the three months ended June 30, 2004. For the three months ended June 30, 2005, selling, general and administrative expenses were comprised of the following:
$206,018 in selling expenses, $265,270 in distribution costs and $803,114 in general and administrative expenses. For the three months ended June 30, 2004, selling, general and administrative expenses were comprised of the following:
$125,597 in selling expenses, $225,702 in distribution costs and $451,797 in general and administrative expenses.

Interest expense increased by $93,356, or 279.0%, from $33,453 for the three months ended June 30, 2004 to $126,809 for the three months ended June 30, 2005. The increase was primarily due to increased borrowings as well as higher interest rates on bank borrowings during the second quarter of 2005. The increased borrowing levels were the result of increased sales volume that required higher inventory levels and increased accounts receivable.

Six Months Ended June 30, 2005 compared to Six Months Ended June 30, 2004


                                                Six months                 Six months
                                                  Ended                       Ended
                                                 June 30,                    June 30,
                                                   2005                        2004
                                                (Thousands)                (Thousands)
                                         ------------------------     -----------------------
Net sales                                $   23,114         100.0%    $   13,276        100.0%
Cost of goods sold                           20,801          90.0%        11,397         85.8%
                                         ----------    ----------     ----------   ----------
   Gross profit                               2,313          10.0%         1,879         14.2%

Selling, general and
  administrative expenses                     2,552          11.0%         1,724         13.0%
                                         ----------    ----------     ----------   ----------
Income (loss) from operations                  (239)         (1.0)%          155          1.2%

Interest expense                                220           1.0%            61           .5%
                                         ----------    ----------     ----------   ----------
Income (loss) before income taxes              (459)         (2.0)%           94           .7%

Income taxes                                      6            .0%            11           .1%
                                         ----------    ----------     ----------   ----------
Net income (loss)                        $     (465)         (2.0)%   $       83           .6%
                                         ==========    ==========     ==========   ==========

Net sales increased by $9,837,620, or 74.1%, from $13,276,018 for the six months ended June 30, 2004 to $23,113,638 for the six months ended June 30, 2005. The growth in net sales was primarily due to the increase in sales with our existing customers, as well as an increase in our customer base.

Cost of goods sold increased by $9,403,572, or 82.5%, from $11,397,218 for the six months ended June 30, 2004 to $20,800,790 for the six months ended June 30, 2005. The increase was consistent with revenue growth. Gross profit as a percentage of net sales decreased to 10.0% for the six months ended June 30, 2005 from 14.2% for the six months ended June 30, 2004. This decrease was primarily due to the Company's strategy to grow the customer base and increase revenues by introducing incentive pricing programs to new and key customers. Cost of goods sold excludes the distribution costs of purchasing, receiving, inspection, warehousing and handling costs; we include these costs in our selling, general and administrative expenses. Our gross margins may not be comparable to those of other entities since some entities include these distribution costs in the cost of goods sold. These distribution costs were $518,580 and $504,903 for the six months ended June 30, 2005 and 2004, respectively.

Selling, general and administrative expenses increased by $828,146, or 48.0%, from $1,723,658 for the six months ended June 30, 2004 to $2,551,804 for the six months ended June 30, 2005. The increase was primarily due to the Company's increase in salaries and related payroll taxes of $245,604, professional fees associated with the Company's expanded operations of $173,699, allowance for doubtful accounts of $100,000, advertising and marketing expenses of $85,178, insurance premiums of $95,772 and stock option compensation expense of $30,666 as a result of 750,000 options that were granted to non-employees who provide services to the Company. Selling, general and administrative expenses as a percentage of net sales decreased to 11.0% for the six months ended June 30, 2005 from 13.0% for the six months ended June 30, 2004. For the six months ended June 30, 2005, selling, general and administrative expenses were comprised of the following: $370,777 in selling expenses, $518,580 in distribution costs and $1,662,447 in general and administrative expenses. For the six months ended June 30, 2004, selling, general and administrative expenses were comprised of the following: $257,887 in selling expenses, $504,903 in distribution costs and $960,868 in general and administrative expenses.

Interest expense increased by $159,814, or 263.7%, from $60,608 for the six months ended June 30, 2004 to $220,422 for the six months ended June 30, 2005. The increase was primarily due to increased borrowings as well as higher interest rates on bank borrowings during the first and second quarter of 2005. The increased borrowing levels were the result of increased sales volume that required higher inventory levels and increased accounts receivable.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 2005 net cash used in operating activities was $1,899,515. Net cash used in operations for the six months ended June 30, 2005 consisted of a net loss of $465,481 and included the following changes in operating assets and liabilities: an increase in accounts receivable of $710,925, and an increase in inventory of $1,317,230. These increases were the result of increased sales volume.

Net cash used in investing activities for the six months ended June 30, 2005 was $68,162, which was primarily used for the purchase of equipment.

Net cash provided by financing activities for the six months ended June 30, 2005 was $1,763,112 which primarily consisted of net proceeds on our note payable to bank of $1,795,202.

For the six months ended June 30, 2004 net cash used in operating activities was $3,350,671. Net cash used in operations for the six months ended June 30, 2004 consisted of net income of $83,367 and included the following changes in operating assets and liabilities: an increase in funds on deposit with PPO escrow agent of $2,884,171, decrease in inventory of $1,400,991, decrease in accounts payable of $2,685,844 and increase in due to factor of $1,326,793, due to advances taken during the period.

Net cash used in investing activities for six months ended June 30, 2004 was $13,291, which was primarily used for the purchase of equipment.

Net cash provided by financing activities for the six months ended June 30, 2004 was $2,864,251, which consisted of gross proceeds of $4,000,000 from the PPO and payments of issuance costs and Essential pre-acquisition liabilities of $200,500 and $915,329, respectively.

On November 11, 2004, the Company, entered into a Financing Agreement ("Agreement") with Rosenthal & Rosenthal Inc. ("Rosenthal"). Under the Agreement, Rosenthal may in its discretion lend up to $5 million to the Company based on eligible inventory and receivables. All borrowings are due on demand, are secured by substantially all of the assets of the Company and are subject to the Company's compliance with certain financial covenants. The Agreement terminates November 30, 2007 unless terminated sooner by Rosenthal on 30 days' notice. Interest on outstanding borrowings is payable at a variable rate per annum, equal to the prime rate (but not less than 4.75 percent) plus 2.00 percent (8.25 percent as June 30, 2005). The Company's CEO and the Company's President signed limited guaranties in respect of borrowings under the Agreement.

Under the terms of the Agreement, the Company is required to maintain a specified level of net worth, working capital and debt ratios as defined. In May 2005, Rosenthal informed the Company that it did not comply with a financial covenant under the Agreement for the fourth quarter of 2004. Rosenthal has provided a waiver for this failure to comply. In addition, for the first and second quarter of 2005, the Company did not comply with certain financial covenants for which Rosenthal has also provided waivers.

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

ITEM 3. CONTROLS AND PROCEDURES

An evaluation has been carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and the operation of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2005 ("Evaluation Date"). Based on such evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that, as of the Evaluation Date, the disclosure controls and procedures are reasonably designed and effective to ensure that (i) information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 6. EXHIBITS.

                                     Exhibits.

EXHIBIT INDEX

NUMBER       DESCRIPTION
---------    --------------------
31.1         Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2         Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1         Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2         Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1         Operating Agreement of Alliance Age LLC between Alliance
             Distributors Holding Inc. and Abrams/Gentile Entertainment Inc.
             dated July 21, 2005.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 15, 2005
Alliance Distributors Holding Inc.

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