Form 10QSB
period 2005-09-30
Alliance Distributors Holding Inc.
filed 2005-11-07
CIK 1115463

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

                               15-15 132nd Street
                          College Point, New York 11356
                          -----------------------------
                    (Address of Principal Executive Offices)

                                 (718) 747-1500
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

|X| Yes |_| No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

|_| Yes |X| No


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 7, 2005 there were 48,953,407 shares of the issuer's Common Stock, par value $.001 per share, issued and outstanding.

          Transitional Small Business Disclosure Format |_| Yes |X| No

                         PART I - FINANCIAL INFORMATION



                                      INDEX

                                                                           Pages
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

    Balance Sheet as of September 30, 2005 (Unaudited)                      3

    Statements of Operations for the three and nine
    months ended September 30, 2005 and 2004 (Unaudited)                    4

    Statement of Stockholders' Equity for the nine
    months ended September 30, 2005 (Unaudited)                             5

    Statements of Cash Flows for the nine months
    ended September 30, 2005 and 2004 (Unaudited)                           6

    Notes to Financial Statements (Unaudited)                            7-11

Item 2 - Management's Discussion and Analysis or Plan of Operations     12-15

Item 3 - Controls and Procedures                                           16

PART II - OTHER INFORMATION                                                16

   Item 6 - Exhibits                                                       17

   Signatures                                                              18

                         Part I - Financial Information

Item 1 - Financial Statements

                       ALLIANCE DISTRIBUTORS HOLDING INC.
                            Balance Sheet (Unaudited)
                               September 30, 2005

                                     ASSETS
Current assets:
    Cash                                                                     $    98,093
    Accounts receivable, net of allowance for doubtful
        accounts of approximately $133,000                                     3,083,069
    Inventory                                                                  4,471,963
    Due from vendors                                                             358,548
    Prepaid expenses and other current assets                                    190,822
                                                                             -----------
                Total current assets                                           8,202,495

Property and equipment, net                                                      401,952

Other assets                                                                      75,800
                                                                             -----------
                                                                             $ 8,680,247
                                                                             ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Note payable-bank                                                        $ 2,604,388
    Accounts payable                                                           3,062,325
    Current portion of long term obligations                                      22,701
    Accrued expenses and other current liabilities                               153,004
                                                                             -----------
                Total current liabilities                                      5,842,418

Long term obligations                                                             14,480

Deferred lease obligation                                                         24,169

Commitments and contingencies

Stockholders' equity:
    Series A Convertible Non-Redeemable Preferred Stock,
      $.001 par value - Authorized, 8,672,020 shares;
      issued and outstanding, 403,335 shares                                         403

    Common Stock, $.001 par value - Authorized, 100,000,000
      shares; issued and outstanding 46,417,098 shares                            46,417
    Additional paid-in capital                                                 3,202,084
    Accumulated deficit                                                         (449,724)
                                                                             -----------
                Total stockholders' equity                                     2,799,180
                                                                             -----------
                                                                             $ 8,680,247
                                                                             ===========



See notes to financial statements.

                       ALLIANCE DISTRIBUTORS HOLDING INC.
                      Statements of Operations (Unaudited)
         For the three and nine months ended September 30, 2005 and 2004

                                                           Three months ended             Nine months ended
                                                               September 30,                 September 30,
                                                       ---------------------------    ----------------------------
                                                           2005           2004            2005            2004
                                                       ------------   ------------    ------------    ------------
Net sales                                              $ 13,565,841   $  6,924,181    $ 36,679,480    $ 20,200,199

Cost of goods sold                                       12,034,847      5,966,406      32,835,637      17,363,624
                                                       ------------   ------------    ------------    ------------
Gross profit                                              1,530,994        957,775       3,843,843       2,836,575

Selling, general and administrative expenses              1,187,227        980,454       3,739,033       2,704,112
                                                       ------------   ------------    ------------    ------------
Income (loss) from operations                               343,767        (22,679)        104,810         132,463

Interest expense                                            119,198         20,444         339,621          81,052
                                                       ------------   ------------    ------------    ------------
Income (loss) before provision for income taxes             224,569        (43,123)       (234,811)         51,411

Provision for income taxes                                    2,346           --             8,449          11,167
                                                       ------------   ------------    ------------    ------------
Net income (loss)                                           222,223        (43,123)       (243,260)         40,244

Preferred stock dividends                                      --          105,977            --           106,819
                                                       ------------   ------------    ------------    ------------
Net income (loss) available to common stockholders     $    222,223   $   (149,100)   $   (243,260)   $    (66,575)
                                                       ============   ============    ============    ============
Net income (loss) available to common stockholders
 per share - Basic                                     $        .00   $        .00    $       (.01)   $        .00
                                                       ============   ============    ============    ============
Net income (loss) available to common stockholders
 per share - Diluted                                   $        .00   $        .00    $       (.01)   $        .00
                                                       ============   ============    ============    ============
Weighted-average common shares outstanding-Basic         46,417,098     45,572,098      46,417,098      31,771,112
                                                       ============   ============    ============    ============
Weighted-average common shares outstanding-Diluted       49,122,008     45,572,098      46,417,098      31,771,112
                                                       ============   ============    ============    ============



See notes to financial statements.

                       ALLIANCE DISTRIBUTORS HOLDING INC.
                  Statement of Stockholders' Equity (Unaudited)
                  For the nine months ended September 30, 2005

                                  Preferred Stock A             Common Stock        Additional                    Total
                              ------------------------    -----------------------    Paid In     Accumulated   Stockholders'
                                Shares        Amount        Shares       Amount      Capital       Deficit        Equity
                              ----------    ----------    ----------   ----------   ----------    ----------    ----------
Balance, January 1, 2005         564,649    $      564    43,850,740   $   43,851   $3,186,240    $ (206,464)   $3,024,191

Conversion of Preferred
 Stock A into Common Stock      (161,314)         (161)    2,566,358        2,566       (2,405)         --            --

Registration costs                  --            --            --           --        (16,250)         --         (16,250)

Issuance of stock options
 to non-employees                   --            --            --           --         34,499          --          34,499

Net loss                            --            --            --           --           --        (243,260)     (243,260)
                              ----------    ----------    ----------   ----------   ----------    ----------    ----------
Balance, September 30, 2005      403,335    $      403    46,417,098   $   46,417   $3,202,084    $ (449,724)   $2,799,180
                              ==========    ==========    ==========   ==========   ==========    ==========    ==========



See notes to financial statements.

                       ALLIANCE DISTRIBUTORS HOLDING INC.
                            Statements of Cash Flows
        For the nine months ended September 30, 2005 and 2004 (Unaudited)


                                                          Nine months ended September 30,
                                                           ----------------------------
                                                               2005            2004
                                                           ------------    ------------
CASH FLOWS USED IN OPERATING ACTIVITIES:
    Net income (loss)                                      $   (243,260)   $     40,244
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO
    NET CASH USED IN OPERATING ACTIVITIES:
        Deferred rent                                             6,572          10,021
        Depreciation and amortization                            84,094          58,081
        Bad debt expense                                        100,000              --
        Stock option compensation expense                        34,499              --
        Amortization of deferred financing costs                 51,000              --
        CHANGES IN ASSETS AND LIABILITIES:
         (Increase) decrease in assets
           Accounts receivable                                  187,490        (808,020)
           Inventory                                           (603,628)       (135,450)
           Due from vendors                                    (324,300)       (262,773)
           Prepaid expenses and other current assets            (50,881)        (22,110)
          Increase (decrease) in liabilities
           Accounts payable                                     487,683      (2,360,738)
           Due to factor                                             --       1,435,304
           Accrued expenses and other current
              liabilities                                        38,792        (252,417)
                                                           ------------    ------------
        Net cash used in operating activities                  (231,939)     (2,297,858)
                                                           ------------    ------------
CASH FLOWS USED IN INVESTING ACTIVITIES:
    Purchase of property and equipment                          (76,672)        (65,635)
    Increase in other assets                                    (12,500)         (3,222)
                                                           ------------    ------------
        Net cash used in investing activities                   (89,172)        (68,857)
                                                           ------------    ------------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
    Proceeds from note payable - bank                        36,369,314              --
    Repayments of note payable - bank                       (36,131,802)             --
    Proceeds from sale of securities                                 --       4,000,000
    Payments for registration and issuance costs                (16,250)       (200,500)
    Payments for merger costs                                        --         (35,988)
    Payments for pre-acquisition liabilities                         --        (915,329)
    Repayment of long-term obligations                          (22,663)       (171,829)
                                                           ------------    ------------
        Net cash provided by financing activities               198,599       2,676,354
                                                           ------------    ------------
NET INCREASE (DECREASE)                                        (122,512)        309,639

CASH, beginning of period                                       220,605         656,853
                                                           ------------    ------------
CASH, end of period                                        $     98,093    $    966,492
                                                           ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid                                          $    289,077    $     81,052
                                                           ============    ============
    Income tax paid                                        $      7,373    $     19,222
                                                           ============    ============
NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Issuance of Series A 6% Preferred Stock to placement
    agent                                                  $         --    $    385,000
                                                           ============    ============
    Liabilities assumed                                    $         --    $  1,067,898
                                                           ============    ============
    Series A 6% Preferred Stock dividend                   $         --    $    106,819
                                                           ============    ============
    Merger costs accrued                                   $         --    $     60,480
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

The name of AllianceCorner was changed to Alliance Distributors Holding, Inc. ("New York Alliance") in July 2004. Effective November 17, 2004, New York Alliance was merged into Alliance Distributors Holding Inc., a Delaware corporation that was wholly owned by Essential. Effective November 22, 2004, Essential reincorporated in Delaware and changed its name to Alliance Distributors Holding Inc., by way of a merger of Essential into Alliance Distributors Holding Inc., which was then a wholly owned Delaware subsidiary of Essential. The Company operates as a single segment.

On July 21, 2005, the Company and Abrams/Gentile Entertainment Inc. ("Age") entered into an operating agreement ("Agreement") in which the Company and Age became members in Alliance Age LLC, a limited liability company formed in Delaware, to set forth the terms on which the parties will develop and commercialize products they mutually agree upon from time to time. The Company agreed to pay Age a $4,000 monthly retainer fee on the first day of each month commencing August 2005, provided, that no fee is payable for any month beginning with January 2006 upon a determination that no products are then proceeding towards completion at a proper pace. The Company owns 65% of Alliance Age LLC. As of September 30, 2005, Alliance Age LLC was inactive and no monthly retainer fees have yet been paid.

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

PRIVATE PLACEMENT OFFERING

As part of the Exchange Agreement with AllianceCorner, Essential was required to raise funds to complete the transaction. Essential sold 1,124,767 shares of Series A 6% Convertible Non Redeemable Preferred Shares (the "Series A Preferred Shares"), through a private placement offering ("PPO"). The PPO resulted in gross proceeds of $4,000,000 and net proceeds to the Company of $3,799,500. At the same time, substantially all outstanding debt of Essential was extinguished through either issuance by the Company of an aggregate of 452,202 Series A Preferred Shares or through cash payments which totaled $915,329.

Sunrise Securities Corp. ("Sunrise") acted as the placement agent in connection with the PPO and received (a) an $8,500 nonrefundable retainer fee; and (b) a commission consisting of 108,146 shares of Series A Preferred Shares and 5 year warrants due June 29, 2009 to purchase 1,564,096 shares of common stock at an exercise price of $.22. (See Stockholders' Equity section below).

STOCKHOLDERS' EQUITY

Each share of common stock entitles the holder thereof to one vote on each matter that may come before a meeting of the shareholders. Any Series A Preferred Share or Series B Preferred Share entitles the holder to 15.91 votes, and votes as one class with the common stock.

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

The adoption of the Amendment and the Reverse Split resulted in the automatic conversion of each Series A Preferred Share and each Series B Preferred Share into 15.91 shares of common stock. However, Series A Preferred Shares owned by a holder were not to be converted into common stock if as a result of such conversion the holder would beneficially own in excess of 4.999% or 9.999% of the issued and outstanding shares ("4.999% Restriction"). Series A Preferred Shares not converted into the Company's common stock due to the operation of the 4.999% Restriction are not entitled to the 6% dividend referred to above.

As of September 30, 2005, there were 46,417,098 shares of common stock issued and outstanding consisting of 24,679,997 shares of common stock issued upon conversion of all of the Series B Preferred Shares, 21,127,101 shares of common stock issued upon conversion of 1,327,980 shares of the Series A Preferred Shares, 110,000 shares of common stock issued in payment of liabilities and 500,000 shares of common stock issued and outstanding prior to June 2004.

As of September 30, 2005 there were issued and outstanding 403,335 shares of Series A Preferred Shares convertible into 6,417,060 shares of common stock subject to the 4.999% Restriction. Subsequent to September 30, 2005, 159,416 shares of Series A Preferred Stock were converted into 2,536,309 shares of Common Stock.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Allowance for Doubtful Accounts

The Company establishes credit terms for new clients based upon management's review of their credit information and projects terms, performs ongoing credit evaluations of its customers, adjusting credit terms when management believes appropriate based upon payment history and an assessment of their current credit worthiness. The Company records an allowance for doubtful accounts for estimated losses resulting from the inability of its clients to make required payments. The Company determines this allowance by considering a number of factors, including the length of time trade accounts receivable are past due, previous loss history, estimate of the client's current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. While credit losses have generally been within expectations and the provisions established, the Company cannot guarantee that credit loss rates in the future will be consistent with those experienced in the past. In addition, the Company has credit exposure if the financial condition of one of its major clients were to deteriorate. In the event that the financial condition of its clients were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be necessary. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change. The Company increased its allowance for doubtful accounts by $100,000 during the first quarter of 2005 and maintains a balance of approximately $133,000 as of September 30, 2005.

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

Income Taxes

AllianceCorner, with the consent of its stockholders, elected to have its income taxed under the provisions of Subchapter S of the Internal Revenue Code and the corresponding provisions of New York State Tax laws. Under the aforementioned provisions, corporate income or loss and any tax credits earned are included in the stockholders' individual federal and state income tax returns. Accordingly, no provision has been made for federal income taxes for the periods prior to June 29, 2004. Effective June 29, 2004, the Company is taxed as a C corporation.

Accordingly, AllianceCorner was subject to New York State S corporation taxes and New York City corporate income taxes for the period prior to June 29, 2004 and as a C corporation for the period subsequent to June 30, 2004. The provision for income tax expense for all periods presented comprises state and local taxes.

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

At December 31, 2004, the Company had approximately $5,000,000 of federal and state net operating loss carryforwards that expire through 2024. The Company has established a full valuation allowance of $2,124,000 at December 31, 2004 due to the uncertainty surrounding the realization of such assets. The Tax Reform Act of 1986 contains provisions that limit the ability of an entity to utilize net operating loss carryforwards if there has been a significant change in ownership in the entity. The Company has not yet completed its Section 382 analysis, however their preliminary indication is that it is likely that it has undergone an ownership change within the meaning of the Act by reason of the Exchange Agreement and related transactions, and that its ability to utilize the net operating loss carryforwards may be significantly limited.

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

Common equivalents for the three months ended September 30, 2005 include 261,905 of warrants issued to the Company's lender and 2,443,005 shares of Common Stock that are eligible for issuance upon conversion of 153,552 Series A Preferred Shares under the 4.999% Restriction. Common equivalents for the three months ended September 30, 2004 and for the nine months ended September 30, 2005 and 2004 exclude 403,335 Series A Preferred Shares since their effect would be anti-dilutive. Common equivalents for the nine months ended September 30, 2005 exclude the 500,000 of warrants that were issued to the Company's lender on November 11, 2004 since their effect would be anti - dilutive.

Stock Based Compensation

In January 2005, the Company established a stock option plan. The Company accounts for stock based employee compensation arrangements under the intrinsic value method pursuant to APB Opinion No. 25, "Accounting for Stock Issued to Employees". Under this method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. As of September 30, 2005 there were 7,400,000 options issued. The options are ten-year non-qualified options to purchase the Company's common stock, 7,250,000 of the options have an exercise price of $0.325 per share and 150,000 of the options have an exercise price of $.32 per share. All of the issued options vest and become exercisable in 12 equal quarterly installments. Of the total options granted, 1,100,000 options were granted to Jay Gelman, the CEO and Chairman of the Board of Directors of the Company, 100,000 options were granted to Barbara A. Ras, the CFO of the Company, 1,100,000 options were granted to Andre Muller, the President, COO and a director of the Company, and 150,000 options were granted to each of Thomas Vitiello, Steven H. Nathan and Humbert B. Powell, III, each a non-employee director of the Company. The options were granted in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

Of the total options granted, 250,000 options were granted to a non-employee who provided past services to the Company and 500,000 options were granted to non-employees for future services to be provided over the next three years. The options are ten-year non-qualified options, have an exercise price of $.325 per share, and vest and become exercisable in twelve quarterly installments beginning on April 1, 2005. The fair value of the options-pricing model was calculated with the following weighted-average assumptions used for the grant: risk-free interest rate 4.25%; expected life 6.5 years; expected volatility 55%. During the three and nine months ended September 30, 2005, the Company recorded stock-based compensation expense of approximately $3,833 and $34,499, respectively, for these options. The fair value generated by the Black-Scholes model may not be indicative of the future benefit, if any, that may be received by the option holder.

Had compensation costs for the Company's stock option grants to employees been determined based on the fair value at the grant dates for awards under these plans in accordance with SFAS No. 123, the Company's net income (loss) and basic and diluted net income (loss) per share would have been reduced to the pro forma amounts as follows:

                                            For the Three Months  For the Nine Months
                                            Ended September 30,   Ended September 30,
                                                    2005                    2005
                                              ----------------    ----------------
                                                 (Unaudited)         (Unaudited)
Net income (loss), as reported                $        222,223    $       (243,260)

Deduct: Total stock-based employee
 compensation expense determined under fair
 value based method, net of tax effects                (52,916)           (160,957)
                                              ----------------    ----------------
Proforma net income (loss)                    $        169,307    $       (404,217)
                                              ================    ================
Net income (loss) per share:

    Basic and diluted - as reported           $           0.00    $          (0.01)
                                              ================    ================
    Basic and diluted - proforma              $           0.00    $          (0.01)
                                              ================    ================


There were no options outstanding at September 30, 2004.

The fair value of the options-pricing model was calculated with the following weighted-average assumptions used for grants during the nine months ended September 30, 2005: risk-free interest rate 4.25-4.5%; expected life 6.5 years; expected volatility 55-126%. The fair value generated by the Black-Scholes model may not be indicative of the future benefit, if any, that may be received by the option holder.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment". This statement revises FASB Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123(R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). This Statement, for small business issuers is effective as of the beginning of the Company's next fiscal year. Accordingly, the Company will adopt SFAS 123(R) in its first quarter of fiscal 2006. The Company is currently evaluating the provisions of SFAS 123(R) and has not yet determined the impact that this Statement will have on its future results of operations or financial position. The impact of this new standard, if it had been in effect, on the net income (loss) and related per share amounts for the three and nine months ended September 30, 2005 is disclosed in Stock Based Compensation, above.

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

Note 3 - FINANCING AGREEMENTS

The Company has entered into a financing agreement with Rosenthal & Rosenthal, Inc. ("Rosenthal") dated November 11, 2004 and amended on November 1, 2005 (the "Agreement"). Under the Agreement, Rosenthal may in its discretion lend to the Company up to $10,000,000, which is the maximum credit under the facility, based on eligible inventory and receivables. All borrowings are due on demand, are secured by substantially all of the assets of the Company and are subject to the Company's compliance with certain financial covenants. The Company's CEO and the Company's President have signed limited guaranties in respect of borrowings under the Agreement.

The amendment dated November 1, 2005 among other things increased the maximum credit under the facility from $5,000,000 to $10,000,000 and reduced the interest rate on borrowings by 0.5%.

The Agreement terminates November 30, 2007 unless terminated by Rosenthal on 30 days' notice. Interest accrues on outstanding borrowings at the prime rate (but not less than 4.75%) plus 1.5%. At September 30, 2005, the interest rate on borrowings outstanding was 8.75%. In addition, the Company will pay the lender on each anniversary date an annual fee of 1% of the maximum credit which is amortized over one year, and a monthly administrative fee of $1,000. The financing expense for the annual fee recorded for the three and nine months ended September 30, 2005 amounted to $12,500 and $37,500, respectively. At September 30, 2005, the principal amount outstanding under the facility was $2,604,388.

In connection with the Agreement, the Company issued to Rosenthal a warrant (the "Warrant") to purchase 500,000 shares of common stock at $0.10 per share. The Warrant expires on November 30, 2010. On notice by the Company the Warrants will expire earlier if the closing price of the common stock during a period designated in the Warrants is not less than $0.40 per share. The Warrants may be exercised for cash or on a cashless basis (i.e., by deducting from the number of shares otherwise issuable on exercise a number of shares that have a then market value equal to the exercise price). The Company recorded a deferred financing cost of approximately $60,000 in the fourth quarter 2004, representing the fair value of the warrants, which will be amortized over the life of the financing agreement of three years. The financing expense recorded for the three and nine months ended September 30, 2005 amounted to $4,500 and $13,500, respectively.

Under the terms of the Agreement, the Company is required to maintain a specified level of net worth, working capital and debt ratios as defined. In May 2005, Rosenthal informed the Company that it did not comply with a financial covenant under the Agreement for the fourth quarter of 2004. Rosenthal has provided a waiver for this failure to comply. In addition, for the first and second quarter of 2005, the Company did not comply with certain financial covenants for which Rosenthal has also provided waivers. On October 31, 2005, the Company and Rosenthal agreed to amend the covenants, effective September 30, 2005. Based upon this amendment, the Company was in compliance with all of its covenants at September 30, 2005.

The Company believes that it will have sufficient liquidity for the next twelve months and the foreseeable future. However, the Company would be materially and adversely affected if Rosenthal demands payment of these borrowings under the Agreement and the Company is unable to refinance these borrowings.

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

Note 5 - LETTER OF INTENT

In September 2005, the Company signed a non-binding letter of intent to purchase Foto Electric Supply Co., Inc. (Fesco) for $75 million, payable $50 million in cash, $12.5 million in notes and $12.5 million in equity securities to be valued in relation to financing for the transaction.

Fesco is a privately held company based in New York City whose primary business is the distribution of consumer electronics. Fesco's revenues in its most recent fiscal year were approximately $130 million (unaudited). The Company and Fesco are negotiating the terms of a definitive acquisition agreement. No assurances can be given when, if ever, the proposed acquisition will close or the terms thereof.

In connection with the possible acquisition of Fesco, the Company signed an Engagement Agreement dated as of October 11, 2005 (the "Engagement Agreement") with an investment banking firm ("Firm"). The Engagement Agreement provides, among other things, that the Firm will serve as the Company's financial adviser and exclusive placement agent for a proposed private placement of approximately $60 million of Alliance equity securities (the "Proposed Offering"). If the Proposed Offering is successful, the net proceeds will be used primarily to fund the cash portion of the Fesco purchase price and related expenses. No assurances can be given when, if ever, the Proposed Offering will close or the terms. None of the securities to be sold in the Proposed Offering will be registered under the Securities Act of 1933, as amended (the "1933 Act") and shall not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the 1933 Act.

In connection with its agreement with the Firm, the Company agreed to issue to them 50,000 shares of Alliance Common Stock with an estimated value of $19,500, to pay designated success fees and warrants to them if the offering is successfully completed, and to reimburse them for designated expenses. For accounting purposes, these costs will be offset against any proceeds raised from the private placement.

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

Our revenues are derived from the sale of interactive video games and gaming products for all key manufacturers and third-party software titles, accessories and hardware. Operating margins in our distribution business are dependent on the mix of software and hardware sales, with software generating higher margins than hardware.

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

Accounts Receivable - Accounts Receivable as shown on the Balance Sheet are net of allowances and anticipated discounts. The Company establishes credit terms for new clients based upon management's review of their credit information and projects terms, performs ongoing credit evaluations of its customers, adjusting credit terms when management believes appropriate based upon payment history and an assessment of their current credit worthiness. The allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the financial statements for estimated losses resulting from the inability of its clients to make required payments. The Company determines this allowance by considering a number of factors, including the length of time trade accounts receivable are past due, previous loss history, estimate of the client's current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. While credit losses have generally been within expectations and the provisions established, the Company cannot guarantee that credit loss rates in the future will be consistent with those experienced in the past. In addition, the Company has credit exposure if the financial condition of one of its major clients were to deteriorate. In the event that the financial condition of its clients were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be necessary. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change. The Company increased its allowance for doubtful accounts by $100,000 during the first quarter of 2005 and maintains a balance of approximately $133,000 as of September 30, 2005.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment". This statement revises FASB Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123(R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). This Statement, for small business issuers is effective as of the beginning of the Company's next fiscal year. Accordingly, the Company will adopt SFAS 123(R) in its first quarter of fiscal 2006. The Company is currently evaluating the provisions of SFAS 123(R) and has not yet determined the impact that this Statement will have on its future results of operations or financial position. The impact of this new standard, if it had been in effect, on the net income (loss) and related per share amounts for the three and nine months ended September 30, 2005 is disclosed in Note 2 of the financial statements.

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

RESULTS OF OPERATIONS

The following tables show each specified item as a dollar amount and as a percentage of net sales for the three and nine months ended September 30, 2005 and 2004, respectively, and should be read in conjunction with the financial statements included elsewhere in this Quarterly Report on Form 10-QSB:

Three Months Ended September 30, 2005 compared to Three Months Ended September 30, 2004

                                            Three months                        Three months
                                               Ended                               Ended
                                            September 30,                       September 30,
                                                2005                                2004
                                             (Thousands)                         (Thousands)
                                    -------------------------------    --------------------------------
Net sales                           $       13,566            100.0%   $        6,924             100.0%
Cost of goods sold                          12,035             88.7%            5,966              86.2%
                                    --------------   --------------    --------------    --------------
   Gross profit                              1,531             11.3%              958              13.8%

Selling, general and
  administrative expenses                    1,187              8.8%              981              14.1%
                                    --------------   --------------    --------------    --------------
Income (loss) from operations                  344              2.5%              (23)              (.3)%

Interest expense                               119              0.9%               20                .3%
                                    --------------   --------------    --------------    --------------
Income (loss) before income taxes              225              1.6%              (43)              (.6)%

Income taxes                                     3               .0%               --                .0%
                                    --------------   --------------    --------------    --------------
Net income (loss)                   $          222              1.6%   $          (43)              (.6)%
                                    ==============   ==============    ==============    ==============

Net sales increased by $6,641,660, or 95.9%, from $6,924,181 for the three months ended September 30, 2004 to $13,565,841 for the three months ended September 30, 2005. The growth in net sales was primarily due to the increase in sales with our existing customers, as well as an increase in our customer base.

Cost of goods sold increased by $6,068,441, or 101.7%, from $5,966,406 for the three months ended September 30, 2004 to $12,034,847 for the three months ended September 30, 2005. The increase was consistent with revenue growth. Gross profit as a percentage of net sales decreased to 11.3% for the three months ended September 30, 2005 from 13.8% for the three months ended September 30, 2004. This decrease was primarily due to the Company's strategy to grow the customer base and increase revenues by introducing incentive pricing programs to new and key customers. Cost of goods sold excludes the distribution costs of purchasing, receiving, inspection, warehousing and handling costs; we include these costs in our selling, general and administrative expenses. Our gross margins may not be comparable to those of other entities since some entities include these distribution costs in the cost of goods sold. These distribution costs were $288,098 and $229,504 for the quarter ended September 30, 2005 and 2004, respectively.

Selling, general and administrative expenses increased by $206,773, or 21.1%, from $980,454 for the three months ended September 30, 2004 to $1,187,227 for the three months ended September 30, 2005. The increase was primarily due to the Company's increase in salaries and related payroll taxes of $84,961, advertising and marketing expenses of $46,683, professional fees of $19,295 and website maintenance fees of $15,208. Selling, general and administrative expenses as a percentage of net sales decreased to 8.8% for the three months ended September 30, 2005 from 14.1% for the three months ended September 30, 2004. For the three months ended September 30, 2005, selling, general and administrative expenses were comprised of the following: $171,859 in selling expenses, $288,098 in distribution costs and $727,270 in general and administrative expenses. For the three months ended September 30, 2004, selling, general and administrative expenses were comprised of the following: $97,335 in selling expenses, $229,504 in distribution costs and $653,615 in general and administrative expenses.

Interest expense increased by $98,754, or 483.0%, from $20,444 for the three months ended September 30, 2004 to $119,198 for the three months ended September 30, 2005. The increase was primarily due to increased borrowings as well as higher interest rates on bank borrowings during the third quarter of 2005. The increased borrowing levels were the result of increased sales volume that required higher inventory levels and increased accounts receivable.

Nine Months Ended September 30, 2005 compared to Nine Months Ended September 30, 2004

                                            Nine months                     Nine months
                                              Ended                           Ended
                                           September 30,                   September 30,
                                               2005                            2004
                                            (Thousands)                     (Thousands)
                                    ----------------------------     ---------------------------
Net sales                           $     36,680           100.0%    $     20,200          100.0%
Cost of goods sold                        32,836            89.5%          17,364           86.0%
                                    ------------    ------------     ------------   ------------
   Gross profit                            3,844            10.5%           2,836           14.0%

Selling, general and
  administrative expenses                  3,739            10.2%           2,704           13.4%
                                    ------------    ------------     ------------   ------------
Income from operations                       105              .3%             132             .6%

Interest expense                             340              .9%              81             .4%
                                    ------------    ------------     ------------   ------------
Income (loss) before income taxes           (235)            (.6)%             51             .2%

Income taxes                                   8              .0%              11             .0%
                                    ------------    ------------     ------------   ------------
Net income (loss)                   $       (243)            (.6)%   $         40             .2%
                                    ============    ============     ============   ============

Net sales increased by $16,479,281, or 81.6%, from $20,200,199 for the nine months ended September 30, 2004 to $36,679,480 for the nine months ended September 30, 2005. The growth in net sales was primarily due to the increase in sales with our existing customers, as well as an increase in our customer base.

Cost of goods sold increased by $15,472,013, or 89.1%, from $17,363,624 for the nine months ended September 30, 2004 to $32,835,637 for the nine months ended September 30, 2005. The increase was consistent with revenue growth. Gross profit as a percentage of net sales decreased to 10.5% for the nine months ended September 30, 2005 from 14.0% for the nine months ended September 30, 2004. This decrease was primarily due to the Company's strategy to grow the customer base and increase revenues by introducing incentive pricing programs to new and key customers. Cost of goods sold excludes the distribution costs of purchasing, receiving, inspection, warehousing and handling costs; we include these costs in our selling, general and administrative expenses. Our gross margins may not be comparable to those of other entities since some entities include these distribution costs in the cost of goods sold. These distribution costs were $803,792 and $733,357 for the nine months ended September 30, 2005 and 2004, respectively.

Selling, general and administrative expenses increased by $1,034,921, or 38.3%, from $2,704,112 for the nine months ended September 30, 2004 to $3,739,033 for the nine months ended September 30, 2005. The increase was primarily due to the Company's increase in salaries and related payroll taxes of $302,479, professional fees associated with the Company's expanded operations of $200,056, advertising and marketing expenses of $155,598, allowance for doubtful accounts of $100,000, insurance premiums of $96,444 and stock option compensation expense of $34,499 as a result of 750,000 options that were granted to non-employees who provide services to the Company. Selling, general and administrative expenses as a percentage of net sales decreased to 10.2% for the nine months ended September 30, 2005 from 13.4% for the nine months ended September 30, 2004. For the nine months ended September 30, 2005, selling, general and administrative expenses were comprised of the following: $542,635 in selling expenses, $803,792 in distribution costs and $2,392,606 in general and administrative expenses. For the nine months ended September 30, 2004, selling, general and administrative expenses were comprised of the following: $355,222 in selling expenses, $733,357 in distribution costs and $1,615,533 in general and administrative expenses.

Interest expense increased by $258,569, or 319.0%, from $81,052 for the nine months ended September 30, 2004 to $339,621 for the nine months ended September 30, 2005. The increase was primarily due to increased borrowings as well as higher interest rates on bank borrowings during the nine months ended September 30, 2005. The increased borrowing levels were the result of increased sales volume that required higher inventory levels and increased accounts receivable.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 2005 net cash used in operating activities was $231,939. Net cash used in operations for the nine months ended September 30, 2005 consisted of a net loss of $243,260 and included the following changes in operating assets and liabilities: a decrease in accounts receivable of $187,490 offset by an increase in inventory of $603,628, an increase in due from vendors of $324,300 and an increase in accounts payable of $487,683. The increases were the result of increased sales volume that required higher inventory levels.

Net cash used in investing activities for the nine months ended September 30, 2005 was $89,172, which was primarily used for the purchase of equipment.

Net cash provided by financing activities for the nine months ended September 30, 2005 was $198,599 which primarily consisted of net proceeds on our note payable to bank of $237,512.

For the nine months ended September 30, 2004 net cash used in operating activities was $2,297,858. Net cash used in operations for the nine months ended September 30, 2004 consisted of net income of $40,244 and included the following changes in operating assets and liabilities: an increase in accounts receivable of $808,020, a decrease in accounts payable of $2,360,738, and an increase in amount due to factor of $1,435,304, due to advances taken during the period.

Net cash used in investing activities for the nine months ended September 30, 2004 was $68,857, which was primarily used for the purchase of equipment.

Net cash provided by financing activities for the nine months ended September 30, 2004 was $2,676,354, which consisted of gross proceeds of $4,000,000 from the PPO and payments of issuance costs and Essential pre-acquisition liabilities of $200,500 and $915,329, respectively.

The Company has entered into a financing agreement with Rosenthal & Rosenthal, Inc. ("Rosenthal") dated November 11, 2004 and amended on November 1, 2005 (the "Agreement"). Under the Agreement, Rosenthal may in its discretion lend to the Company up to $10,000,000, which is the maximum credit under the facility, based on eligible inventory and receivables. All borrowings are due on demand, are secured by substantially all of the assets of the Company and are subject to the Company's compliance with certain financial covenants. The Company's CEO and the Company's President have signed limited guaranties in respect of borrowings under the Agreement.

The amendment dated November 1, 2005 among other things increased the maximum credit under the facility from $5,000,000 to $10,000,000 and reduced the interest rate on borrowings by 0.5%.

The Agreement terminates November 30, 2007 unless terminated by Rosenthal on 30 days' notice. Interest accrues on outstanding borrowings at the prime rate (but not less than 4.75%) plus 1.5%. At September 30, 2005, the interest rate on borrowings outstanding was 8.75%. In addition, the Company will pay the lender on each anniversary date an annual fee of 1% of the maximum credit which is amortized over one year, and a monthly administrative fee of $1,000. The financing expense for the annual fee recorded for the three and nine months ended September 30, 2005 amounted to $12,500 and $37,500, respectively. At September 30, 2005, the principal amount outstanding under the facility was $2,604,388.

In connection with the Agreement, the Company issued to Rosenthal a warrant (the "Warrant") to purchase 500,000 shares of common stock at $0.10 per share. The Warrant expires on November 30, 2010. On notice by the Company the Warrants will expire earlier if the closing price of the common stock during a period designated in the Warrants is not less than $0.40 per share. The Warrants may be exercised for cash or on a cashless basis (i.e., by deducting from the number of shares otherwise issuable on exercise a number of shares that have a then market value equal to the exercise price). The Company recorded a deferred financing cost of approximately $60,000 in the fourth quarter 2004, representing the fair value of the warrants, which will be amortized over the life of the financing agreement of three years. The financing expense recorded for the three and nine months ended September 30, 2005 amounted to $4,500 and $13,500, respectively.

Under the terms of the Agreement, the Company is required to maintain a specified level of net worth, working capital and debt ratios as defined. In May 2005, Rosenthal informed the Company that it did not comply with a financial covenant under the Agreement for the fourth quarter of 2004. Rosenthal has provided a waiver for this failure to comply. In addition, for the first and second quarter of 2005, the Company did not comply with certain financial covenants for which Rosenthal has also provided waivers. On October 31, 2005, the Company and Rosenthal agreed to amend the covenants, effective September 30, 2005. Based upon this amendment, the Company was in compliance with all of its covenants at September 30, 2005.

The Company believes that it will have sufficient liquidity for the next twelve months and the foreseeable future. However, the Company would be materially and adversely affected if Rosenthal demands payment of these borrowings under the Agreement and the Company is unable to refinance these borrowings.

ITEM 3. CONTROLS AND PROCEDURES

An evaluation has been carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and the operation of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2005 ("Evaluation Date"). Based on such evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that, as of the Evaluation Date, the disclosure controls and procedures are reasonably designed and effective to ensure that (i) information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

                            PART 2. OTHER INFORMATION

Item numbers 2, 3 and 4 are not applicable and have been omitted.

ITEM 1. Legal Proceedings

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

ITEM 5.  Other Information

The Company has entered into a financing agreement with Rosenthal & Rosenthal, Inc. ("Rosenthal") dated November 11, 2004 and amended on November 1, 2005 (the "Agreement"). Under the Agreement, Rosenthal may in its discretion lend to the Company up to $10,000,000, which is the maximum credit under the facility, based on eligible inventory and receivables. All borrowings are due on demand, are secured by substantially all of the assets of the Company and are subject to the Company's compliance with certain financial covenants. The Company's CEO and the Company's President have signed limited guaranties in respect of borrowings under the Agreement.

The Agreement terminates November 30, 2007 unless terminated by Rosenthal on 30 days' notice. Interest accrues on outstanding borrowings at the prime rate (but not less than 4.75%) plus 1.5%.

The amendment dated November 1, 2005 among other things increased the maximum credit under the facility from $5,000,000 to $10,000,000 and reduced the interest rate on borrowings by 0.5%.

ITEM 6. EXHIBITS.

                                    Exhibits.

EXHIBIT INDEX



NUMBER      DESCRIPTION
---------   --------------------
10.1        Form of Financing Agreement between the Company and Rosenthal &
            Rosenthal. Incorporated herein by reference from Exhibit 10.1 to the Company's Form 8-K filed on November 15, 2004.
10.2        Amendment dated November 1, 2005 to the Financing Agreement between the Company and Rosenthal & Rosenthal, filed herein.
31.1        Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2        Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1        Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2        Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 7, 2005
Alliance Distributors Holding Inc.


By: /s/ Jay Gelman
    -------------------------------------------
    Jay Gelman
    CEO and Chairman of the Board

By: /s/ Barbara A. Ras
    -------------------------------------------
    Barbara A. Ras
    Chief Financial Officer (Principal Financial and
    Accounting Officer)