Form 10KSB
period 2005-12-31
Alliance Distributors Holding Inc.
filed 2006-03-22
CIK 1115463

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2005

                                       or

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                 For the transition period from _____ to _______

                             COMMISSION FILE NUMBER
                                    000-32319

                       Alliance Distributors Holding Inc.
                 (Name of Small Business Issuer in Its Charter)

          Delaware                                       33-0851302
 (State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
 Incorporation or Organization)

                               15-15 132nd Street
                          College Point, New York 11356
                    (Address of principal executive offices)

               Registrant's Telephone Number, Including Area Code:
                                 (718) 747-1500
                                 --------------

        Securities registered pursuant to Section 12(b) of the Act: None

                    Securities registered pursuant to Section
                                12(g) of the Act:
                    Common Stock, par value $0.001 per share

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
|_|

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
|_|

State Issuer's revenues for its most recent fiscal year: $58,670,335.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $7,074,319 as of March 15, 2006.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date: 48,721,065 as of March 16, 2006.

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

On June 17, 2004, Essential entered into a Share Exchange Agreement (the "Exchange Agreement") with Jay Gelman, Andre Muller and Francis Vegliante, the sole shareholders (the "Stockholders") of AllianceCorner Distributors Inc., a New York corporation ("AllianceCorner") which had been engaged in the video game distribution business since August 2003. Pursuant to the Exchange Agreement, the Company on June 29, 2004 acquired all the outstanding capital stock of AllianceCorner from the Stockholders and, in exchange for such capital stock, issued 517,105 Series B Convertible Non Redeemable Preferred Shares ("Series B Preferred Shares") to Jay Gelman, 517,105 Series B Preferred Shares to Andre Muller and 517,104 Series B Preferred Shares to Francis Vegliante. On November 22, 2004, the Series B Preferred Shares converted into 8,226,671 shares of common stock for each of Jay Gelman and Andre Muller and into 8,226,655 shares of common stock for Francis Vegliante.

In connection with this acquisition, the Company issued the share equivalent of 22,028,759 shares of common stock and 346,663 shares of Series A Convertible Non Redeemable Preferred Stock and warrants to purchase 1,564,096 shares of common stock in private placements. Each share of Series A Convertible Non Redeemable Preferred Stock entitles the holder to 15.91 votes, and votes as one class with the common stock on as converted basis.

These transactions diluted the ownership of our shareholders prior to June 2004 to 1.06% of the 47,368,756 shares of common stock outstanding as of December 31, 2005.

Certain holders granted to Jay Gelman an irrevocable voting proxy to vote their voting stock. As of March 16, 2006, Jay Gelman's voting proxy covered
6,976,899 shares of common stock, as well as 168,427 shares of Series A Convertible Non Redeemable Preferred Stock that have 2,679,674 votes, for a total voting proxy of 9,656,573 votes.

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

Stock Purchase Agreement

On January 2, 2006, the Company entered into a Stock Purchase Agreement (the "Acquisition Agreement") to buy all of the capital stock of Foto Electric Supply Co., Inc. (Fesco). The Acquisition Agreement expired by its terms on February 28, 2006. The Company and the shareholders of Fesco are on a non-binding basis nevertheless pursuing efforts to consummate a transaction. Fesco is a privately held company based in New York City whose primary business is the distribution of consumer electronics.

Our Business

What we Sell

We distribute to retail stores videogame consoles that are manufactured by Sony (primarily the PlayStation(R) 2 Computer Entertainment system or "PS2" and Play Station Portable system or "PSP"), Nintendo of America, Inc. "Nintendo" (including the GameCubeTM and Game Boy(R) Advance systems) and, pursuant to a resale relationship we have with one of Microsoft's distributors, Microsoft products, including the Xbox(R) system. We generally sell these consoles at prices ranging from $70 to $250. We also distribute accessories and game software that are made for these consoles by the console manufacturers and third parties. Accessories include controllers, memory cards, network adaptors, steering wheels for racing games and extra cable for game controllers. We sell our accessories and software at prices ranging from $10.00 to $150.00. At December 31, 2005, we had available an aggregate of approximately 4,000 products for sale to our customers.

The Market

According to The NPD Group, Inc. a leading market information provider, the videogame market, which includes gaming hardware, software, and accessories, generated U.S. retail sales of $10.5 billion in 2005. This represented an approximate six percent increase over the $9.9 billion sales generated in 2004. The sales increase was the result of a strong portable game market, which offset the declines in the console market. According to the International Development Group ("IDG"), the average age of Americans who play video and PC games is 29, and approximately 145 million people play videogames on a regular basis.

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

For the fiscal year ended December 31, 2005, we purchased approximately 33% of our products for cash in advance, and the balance on 30 day to 45 day terms. For the fiscal year ended December 31, 2004, we purchased approximately 30% of our products for cash in advance, and the balance on 30 day to 45 day terms.

In addition to manufacturer credit and internally generated funds, we have a financing agreement with a lender under which the lender may in its discretion lend us up to $10,000,000 based on eligible receivables and inventory. We have pledged substantially all of our assets as security for this financing.

For the fiscal year ended December 31, 2005, three of our suppliers in the aggregate accounted for approximately 62% of our purchases (with one supplier accounting for 42% alone), and our ten largest suppliers in the aggregate accounted for 82% of our purchases. For fiscal year ended December 31, 2004, the same three suppliers in the aggregate accounted for approximately 56% of our purchases, and our ten largest suppliers in the aggregate accounted for 77% of our purchases. We have no long term agreement with any of our suppliers, and conduct business with them on an individual purchase order basis. Our business would be materially and adversely affected should any material supplier terminate its relationship with us or modify its relationship with us.

Warehouse and Showroom

Our executive offices and approximately 2,000 square foot showroom are located in approximately 5,500 square feet of space at 15-15 132nd Street, College Point, New York 11356. We utilize our showroom to display products to our customers. We store our inventory in our 11,500 square foot warehouse in College Point, New York. Products are either picked up directly by the customer from our showroom or delivered by one of our three delivery vehicles or through a third party courier. We deliver products at no additional charge to customers that purchase at least $500 worth of products in the New York metropolitan area and the surrounding tri-state region.

Our Customers; Sales and Marketing

Our customers consist primarily of approximately 2,600 retail outlets located throughout the United States and Canada, with a majority being in the New York metropolitan area and the surrounding tri-state region. These customers include independent retailers, regional electronics superstores, entertainment specialty stores, video stores, online retailers, specialty toy retailers, supermarkets, drug stores, department stores, and military bases. We estimate that these stores are owned by approximately 350 to 500 different entities. Approximately 35% of our sales are on a cash on delivery basis, and the balance is invoiced primarily on 7 through 30 day terms. To our knowledge, no group of stores under common ownership accounted for 10% or more of our sales for fiscal year ending 2005 and 2004.

We sell to our customers on a purchase order basis through our sales employees who are paid on a salary plus commission basis. We have no long-term sales agreements.

We market ourselves in part as being engaged in a "Video Game Alliance" with our customers, fostering the sense that we are truly partners with our retailer customers in selling products to the end user. Our showroom in College Point is designed in part to help us advise our customers on how best to sell the product they buy from us, and we offer them banners, and point of sale and similar material. In advertisements we list our customers and indicate that the advertisement is "brought to you by Alliance Distributors." We have not to date advertised in the trade press. We attend and exhibit at two trade shows annually.

We have developed a business-to-business website that offers customers many of the conveniences of our retail showroom and the ability to order products directly on line. We believe that the website may allow us to expand our marketing area.

Warranties and Returns

We offer no warranties to our customers and do not have any facilities for the repair or service of any products. We nevertheless accept returns of product claimed to be defective and reimburse our customers for the full purchase price of these products. Although the majority of our suppliers in turn accept these returns from us, certain suppliers credit us with a fixed allowance for returns and require that we assume any additional risk.

Competition

The products that we distribute are also sold through large retail chain stores, many of which have greater financial, technical, personnel and other resources than we do. Management estimates that the great majority of product sales are made through Wal-Mart, BestBuy, Target, Gamestop and other retailers that buy directly from manufacturers

In addition to Alliance, the dominant independent distributors in our industry include: Mecca Electronics Industries, Inc., Jack of all Games (a subsidiary of Take Two Interactive Software, Inc.), About Time Inc, Pioneer Distributors Inc d/b/a JB Marketing, Florida State Games, SVG Distribution, Inc. and D&H Distributing Co., Inc. These companies have significantly greater financial resources than our company. We compete with these companies on the basis of personalized service, advice and marketing support that we seek to offer to our customers.

Government Regulation

The manufacturers of the products we distribute must test them for compliance with Federal Communications Commission (FCC) standards to avoid radio frequency emissions that could interfere with other radio frequency transmissions or similar regulatory standards in other countries. We are not required to test our products for compliance.

Trademarks

We hold no patents or material proprietary technology. We have no intellectual property other than a trademark for "Video Game Alliance."

Employees

We currently employ 30 employees, all except for three are employed on a full time basis.

ITEM 2. DESCRIPTION OF PROPERTIES

Our executive offices and approximately 2,000 square foot showroom are located in approximately 5,500 square feet of space at 15-15 132nd Street, College Point, New York 11356. We lease these offices and showroom pursuant to a ten-year lease which expires on February 28, 2013. We currently pay rent in the amount of approximately $5,300 per month, which rent increases approximately 3% beginning on March 1st each year, with a monthly rent of approximately $6,500 per month in the final year of the lease. We utilize our showroom to display products to our customers.

We also lease approximately 11,500 additional square feet of warehouse space in two adjacent buildings located at 18-37 and 18-39 128th Street, College Point, New York 11356. Both leases expire on June 30, 2008. The aggregate rent currently payable under these two leases is approximately $9,700 per month, which rent increases 3% each year commencing on December 1st under the lease for 18-37 128th Street and on July 1st under the lease for 18-39 128th Street. Our current premises are adequate for our current operations and we do not anticipate that we will require any additional premises in the foreseeable future.

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

On August 19, 2004 a complaint was filed by Radio Wave LLC ("Plaintiff"), in the Supreme Court of the State of New York, County of New York, against Essential Reality, LLC, Essential and David Devor, a former officer and a current employee of the Company, for rent, and costs relating to premises formerly occupied by the Company. Plaintiff seeks to recover $150,416 for the period up to August 31, 2004, plus additional amounts to be determined by the Court for the period subsequent to August 31, 2004. Plaintiff also seeks to recover $50,000 in expenses and attorney fees plus additional amounts to be determined by the Court. The Company is currently in settlement discussions with Plaintiff and has provided a reserve for its estimate of the loss.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company may need to amend its Certificate of Incorporation to effect a reverse stock split of the Company's authorized common stock and to further amend its Certificate of Incorporation to increase the number of the Company's authorized shares of common stock if the Company consummates any equity financing in connection with the Acquisition Agreement described above under the section titled Stock Purchase Agreement.

On December 19, 2005, shareholders holding 62% of the total outstanding shares entitled to vote, voted to amend the Company's Certificate of Incorporation to effect a reverse stock split of the Company's authorized common stock, par value $0.001 per share and the Company's issued and outstanding common stock on the basis of one-for-five at such time, if any, as the Board of Directors shall deem appropriate ("Reverse Stock Split"). The Board of Directors has to this date not effected the Reverse Stock Split.

On January 13, 2006, shareholders holding 62% of the total outstanding shares entitled to vote, voted to amend the Company's Certificate of Incorporation to increase the number of the Company's authorized shares of common stock from 20,000,000 shares to 100,000,000 shares on a post 2006 Reverse Stock Split basis at such time, if any, as the Board of Directors shall deem appropriate. The Board of Directors has to this date not effected the increase in authorized shares.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock has traded on the OTC Bulletin Board since April 28, 2005. It traded on the Pink Sheets Electronic Quotation Service from July 2003 to April 27, 2005 and on the OTC Bulletin Board from April 19, 2001 until July 2003. Our current trading symbol is ADTR.OB. The following table sets out the high and low closing bid prices of our common stock during the periods indicated as quoted on the OTC Bulletin Board and the Pink Sheets Electronic Quotation Service. Prices are adjusted to reflect a one-for 44 reverse split effective on November 22, 2004, and reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

--------------------------------------------------------------------------------
           QUARTER ENDED                    BID PRICE PER SHARE
--------------------------------------------------------------------------------
               2005                    HIGH                    LOW
--------------------------------------------------------------------------------
          March 31, 2005               $0.65                  $0.11
--------------------------------------------------------------------------------
           June 30, 2005               $0.20                  $0.12
--------------------------------------------------------------------------------
        September 30, 2005             $0.45                  $0.13
--------------------------------------------------------------------------------
        December 31, 2005              $0.47                  $0.20
--------------------------------------------------------------------------------
              2004                     HIGH                    LOW
--------------------------------------------------------------------------------
         March 31, 2004                $11.00                 $4.84
--------------------------------------------------------------------------------
          June 30, 2004                $15.40                 $3.52
--------------------------------------------------------------------------------
        September 30, 2004             $15.40                 $4.40
--------------------------------------------------------------------------------
         December 31, 2004              $4.40                 $0.20
--------------------------------------------------------------------------------

As of March 16, 2006, there were 128 stockholders of record of the Company's Common Stock. This number does not include shares held in street name. The Company has not paid cash dividends on its Common Stock and does not plan to pay cash dividends in the foreseeable future.

EQUITY COMPENSATION PLAN INFORMATION

Our current Alliance Distributors Holding Inc. 2004 Stock Plan (the "Plan") was adopted by our directors on October 25, 2004 and was approved by our shareholders on October 25, 2004. No options were issued and outstanding under the Plan during fiscal year 2004.

As of December 31, 2005, the Company has 7,390,000 options outstanding under the Plan. The options are ten-year non-qualified options to purchase the Company's common stock, 7,240,000 of the options have an exercise price of $0.325 per share and 150,000 of the options have an exercise price of $0.32 per share and they vest and become exercisable in 12 equal quarterly installments. Of the total options granted, 1,100,000 options were granted to Jay Gelman, the CEO and Chairman of the Board of Directors of the Company, 1,100,000 options were granted to Andre Muller, the President, COO and a director of the Company, 100,000 options were granted to Barbara A. Ras, CFO of the Company and 150,000 options were granted to each of Thomas Vitiello, Steven H. Nathan and Humbert B. Powell, III, each a non-employee director of the Company. The options were granted in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

                      Equity Compensation Plan Information
------------------------------------- ---------------------------- ---------------------------- -----------------------------------
                                                                                                  Number of securities remaining
                                       Number of Securities to be                                  available for future issuance
                                       issued upon exercise of       Weighted-average exercise    under equity compensation plans
                                         outstanding options,      price of outstanding options   (excluding securities reflected
           Plan category                 warrants and rights          warrants and rights                 in column (a))
------------------------------------- ---------------------------- ---------------------------- -----------------------------------
Equity compensation plans approved            7,390,000                      $0.325                         2,610,000
by security holders
------------------------------------- ---------------------------- ---------------------------- -----------------------------------

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
OVERVIEW

See "Business-Background," for description of a transaction whereby AllianceCorner Distributors Inc. ("AllianceCorner") became a New York wholly-owned subsidiary of Essential. The name of AllianceCorner was changed to Alliance Distributors Holding, Inc. ("New York Alliance") in July 2004. Effective November 17, 2004, New York Alliance was merged into Alliance Distributors Holding Inc., a Delaware corporation that was wholly owned by Essential. Effective November 22, 2004, Essential reincorporated in Delaware and changed its name to Alliance Distributors Holding Inc. ("Alliance" or the "Company"), by way of a merger of Essential into Alliance, which was then a wholly owned Delaware subsidiary of Essential. The business of AllianceCorner became our only business. Since the former stockholders of AllianceCorner acquired a majority of our voting interests, the transaction was treated as a reverse acquisition of a public shell, with AllianceCorner treated as the acquirer for accounting purposes. Accordingly, the pre-acquisition financial statements of AllianceCorner are our historical financial statements. At the time of the acquisition, the Company had no continuing operations and its historical results would not be meaningful if combined with the historical results of AllianceCorner.

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

Accounts Receivable - Accounts Receivable as shown on the Balance Sheet are net of allowances and anticipated discounts. The Company establishes credit terms for new clients based upon management's review of their credit information and projects terms, performs ongoing credit evaluations of its customers, adjusting credit terms when management believes appropriate based upon payment history and an assessment of their current credit worthiness. The allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the financial statements for estimated losses resulting from the inability of its clients to make required payments. The Company determines this allowance by considering a number of factors, including the length of time trade accounts receivable are past due, previous loss history, estimate of the client's current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. While credit losses have generally been within expectations and the provisions established, the Company cannot guarantee that credit loss rates in the future will be consistent with those experienced in the past. In addition, the Company has credit exposure if the financial condition of one of its major clients were to deteriorate. In the event that the financial condition of its clients were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be necessary. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change. The Company increased its allowance for doubtful accounts by approximately $148,000 during 2005 and maintains a balance of approximately $181,000 as of December 31, 2005.

Inventories - Inventory is stated at the lower of cost or market, cost being determined on the average cost basis. The Company receives price protection from its suppliers for merchandise that may be slow moving or aged. The Company evaluates the adequacy of its slow moving or aged inventory quarterly and writes down its inventory to fair value based upon the price protection received or current market value. While write-downs have been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same level of write-downs as in the past. The Company does not offer warranties to its customers but will accept returns of product claimed to be defective and reimburse the customers for the full purchase price. The majority of the Company's suppliers in turn accept these returns from us. There are no reserves for warranties as of December 31, 2005.

Income Taxes - At December 31, 2005, the Company had federal and state net operating loss carryforwards (NOL's) of approximately $5,481,000. In accordance with SFAS No. 109, "Accounting for Income Taxes", the Company establishes valuation allowances if it is "more likely than not" that the Company will not be able to utilize it to offset future taxes. The Company has established a valuation allowance of $2,356,600 at December 31, 2005 due to the uncertainty surrounding the realization of the NOL's which resulted from the Exchange Agreement. Pursuant to IRC Section 382 of the Tax Reform Act of 1986 the utilization of NOL's is limited in the case of certain transactions including significant changes in ownership interests. The Company has determined that based upon the terms of the Exchange Agreement, an ownership change pursuant to this Act has occurred and as a result, the NOL's are significantly limited.

YEAR ENDED DECEMBER 31, 2005 AND DECEMBER 31, 2004

The following table shows each specified item as a dollar amount and as a percentage of net sales in each fiscal period, and should be read in conjunction with the financial statements included elsewhere in this Annual Report on Form 10-KSB:

                                            Year Ended                 Year Ended
                                           December 31,               December 31,
                                               2005                       2004
                                           (Thousands)                (Thousands)
                                        --------------------    --------------------
Net sales                               $ 58,670       100.0%    $ 35,037      100.0%
Cost of goods sold                        52,732        89.9%      31,116       88.8%
                                        --------    --------    ---------   --------
   Gross profit                            5,938        10.1%       3,921       11.2%
Operating Expenses:
  Selling, general and
    administrative expenses                5,308         9.0%       3,919       11.2%
                                        --------    --------    ---------   --------
Income from operations                       630         1.1%           2         .0%

Interest expense                             521          .9%         230         .7%
                                        --------    --------    ---------   --------
Income(loss) before income taxes             109          .2%        (228)       (.7%)
Income tax expense (benefit)                 (77)         .1%          14         .0%
                                        --------    --------    ---------   --------

Net income (loss)                       $    186          .3%   $   (242)        (.7)%
                                        ========    ========    =========   ========

RESULTS OF OPERATIONS

Net sales increased by $23,633,344, or 67.5%, from $35,036,991 for the year ended December 31, 2004 to $58,670,335 for the year ended December 31, 2005. The growth in net sales was primarily due to the increase in sales with our existing customers, as well as an increase in our customer base.

Cost of goods sold increased by $21,616,749, or 69.5%, from $31,116,020 for the year ended December 31, 2004 to $52,732,769 for the year ended December 31, 2005. The increase was consistent with revenue growth. Gross profit as a percentage of net sales decreased to 10.1% for the year ended December 31, 2005 from 11.2% for the year ended December 31, 2004. This decrease was primarily due to the Company's strategy to grow the customer base and increase revenues by introducing incentive pricing programs to new and key customers. Cost of goods sold excludes the distribution costs of purchasing, receiving, inspection, warehousing and handling costs; we include these costs in our selling, general and administrative expenses. Our gross margins may not be comparable to those of other entities since some entities include these distribution costs in the cost of goods sold. These distribution costs were $1,160,619 and $994,100 for the year ended December 31, 2005 and 2004, respectively.

Selling, general and administrative expenses increased by $1,388,575, or 35.4%, from $3,919,071 for the year ended December 31, 2004 to $5,307,646 for the year ended December 31, 2005. The increase was primarily due to the Company's increase in salaries and related payroll taxes of $282,064, allowance for doubtful accounts of $148,000 and write-offs of accounts receivable of $98,870,advertising and marketing expenses of $195,145, professional fees associated with the Company's expanded operations of $133,053, litigation expenses of $125,000, freight out expenses of $119,568, insurance premiums of $91,975 and stock option compensation expense of $38,332 as a result of 750,000 options that were granted to non-employees who provide services to the Company. Selling, general and administrative expenses as a percentage of net sales decreased to 9.0% for the year ended December 31, 2005 from 11.2% for the year ended December 31, 2004. For the year ended December 31, 2005, selling, general and administrative expenses were comprised of the following: $746,414 in selling expenses, $1,160,619 in distribution costs and $3,400,613 in general and administrative expenses. For the year ended December 31, 2004, selling, general and administrative expenses were comprised of the following: $497,157 in selling expenses, $994,100 in distribution costs and $2,427,814 in general and administrative expenses.

Interest expense increased by $291,669, or 126.9%, from $229,844 for the year ended December 31, 2004 to $521,513 for the year ended December 31, 2005. The increase was primarily due to increased borrowings as well as higher interest rates on bank borrowings during the year ended December 31, 2005. The increased borrowing levels were the result of increased sales volume that required higher inventory levels and increased accounts receivable.

LIQUIDITY AND CAPITAL RESOURCES

For the year ended December 31, 2005 net cash used in operating activities was $2,423,184. Net cash used in operations for the year ended December 31, 2005 consisted of net income of $185,725 and included the following changes in operating assets and liabilities: an increase in accounts receivable of $2,402,755, an increase in inventory of $1,500,632, an increase in due from vendors of $705,205, and an increase in accounts payable of $1,458,855. The increases were all the result of increased sales volume.

Net cash used in investing activities for the year ended December 31, 2005 was $144,062 which was primarily used for the purchase of equipment and acquisition agreement costs.

Net cash provided by financing activities for the year ended December 31, 2005 was $2,598,485 which primarily consisted of net proceeds on our note payable to bank of $2,768,291.

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

Net cash used in investing activities for the year ended December 31, 2004 was $72,001 which was primarily used for the purchase of equipment.

Net cash provided by financing activities for the year ended December 31, 2004 was $4,817,460 which consisted primarily of gross proceeds of $4,000,000 from the Offering, less payments of issuance costs of $200,500, payments of merger expenses of $111,963, repayment of long term obligations of $271,624, payment of deferred financing costs of $50,000, payment of Essential's pre-acquisition liabilities of $915,329 and net proceeds on our note payable to bank of $2,366,876.

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

The Agreement terminates November 30, 2007 unless terminated by Rosenthal on 30 days' notice. Interest accrues on outstanding borrowings at the prime rate (but not less than 4.75%) plus 1.5%. At December 31, 2005, the interest rate on borrowings outstanding was 8.75%. In addition, the Company will pay the lender on each anniversary date an annual fee of 1% of the maximum credit which is amortized over one year, and a monthly administrative fee of $1,000. The financing expense for the annual fee recorded for the years ended December 31, 2005 and 2004 amounted to approximately $56,000 and $6,000, respectively. At December 31, 2005, the principal amount outstanding under the facility was $5,135,167.

Under the terms of the Agreement, the Company is required to maintain a specified level of net worth, working capital and debt ratios as defined. In May 2005, Rosenthal informed the Company that it did not comply with a financial covenant under the Agreement for the fourth quarter of 2004. Rosenthal has provided a waiver for this failure to comply. In addition, for the first and second quarter of 2005, the Company did not comply with certain financial covenants for which Rosenthal has also provided waivers. On October 31, 2005 and March 21, 2006, the Company and Rosenthal agreed to amend the covenants, effective September 30, 2005 and December 31, 2005, respectively. Based upon these amendments, the Company was in compliance with all of its covenants at September 30, 2005 and December 31, 2005.

The Company believes that it will have sufficient liquidity for the next twelve months and the foreseeable future. However, the Company would be materially and adversely affected if Rosenthal demands payment of these borrowings under the Agreement and the Company is unable to refinance these borrowings.

Reference is made to the section titled Stock Purchase Agreement above for information relating to an Acquisition Agreement.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment". This statement revises FASB Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123(R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). This Statement, for small business issuers is effective as of the beginning of the Company's next fiscal year. Accordingly, the Company will adopt SFAS 123(R) in its first quarter of fiscal 2006. The impact of this new standard on the Company's net income for fiscal 2006 is estimated to be approximately $120,000 before the grant of any new options. The impact of this new standard, if it had been in effect, on the net income and related per share amounts for the year ended December 31, 2005 is disclosed in Note 2 - Stock Based Compensation of the financial statements.

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

                       ALLIANCE DISTRIBUTORS HOLDING INC.

                                      Index

                                      Page

Report of Independent Registered Public Accounting Firm                   F - 1

Balance Sheet as of December 31, 2005                                     F - 2

Statements of Operations for the years ended December 31, 2005
  and 2004                                                                F - 3

Statements of Stockholders' Equity for the years ended December
  31, 2005 and 2004                                                       F - 4

Statements of Cash Flows for the years ended December 31, 2005
  and 2004                                                       F - 5 to F - 6

Notes to Financial Statements                                   F - 7 to F - 16

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders
Alliance Distributors Holding Inc.

We have audited the accompanying balance sheet of Alliance Distributors Holding Inc. as of December 31, 2005, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alliance Distributors Holding Inc. as of December 31, 2005, and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

                     /s/ Mahoney Cohen & Company, CPA, P.C.

                     New York, New York
                     March 10, 2006

                       ALLIANCE DISTRIBUTORS HOLDING INC.
                                  Balance Sheet
                                December 31, 2005

                                     ASSETS

Current assets:
    Cash                                                            $   251,844
    Accounts receivable, net of allowance for doubtful
        accounts of approximately $181,000                            5,526,444
    Inventory                                                         5,368,967
    Due from vendors                                                    739,453
    Prepaid acquisition and proposed offering costs                     161,823
    Prepaid expenses and other current assets                           224,665
    Deferred tax asset                                                  155,000
                                                                   ------------
                Total current assets                                 12,428,196

Property and equipment, net                                             370,875

Other assets                                                             71,300
                                                                   ------------
                                                                   $ 12,870,371
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Note payable-bank                                               $ 5,135,167
    Accounts payable                                                  4,033,497
    Current portion of long term obligations                             18,468
    Accrued expenses and other current liabilities                      393,830
                                                                   ------------
                Total current liabilities                             9,580,962

Long term obligations                                                    12,126

Deferred lease obligation                                                25,785

Commitments and contingencies

Stockholders' equity:
    Series A Convertible Non-Redeemable Preferred Stock,
      $.001 par value - Authorized, 8,615,348 shares;
      issued and outstanding, 346,663 shares                                347

    Common Stock, $.001 par value - Authorized, 100,000,000
      shares; issued and outstanding 47,368,756 shares                   47,369
    Additional paid-in capital                                        3,224,521
    Accumulated deficit                                                 (20,739)
                                                                   ------------
                Total stockholders' equity                            3,251,498
                                                                   ------------
                                                                   $ 12,870,371
                                                                   ============

See notes to financial statements.
                                       F-2

                       ALLIANCE DISTRIBUTORS HOLDING INC.
                            Statements of Operations
                 For the Years Ended December 31, 2005 and 2004

                                                                 ----------------------------
                                                                      2005           2004
                                                                 -------------   ------------
Net sales                                                        $ 58,670,335    $ 35,036,991

Cost of goods sold                                                 52,732,769      31,116,020
                                                                 ------------    ------------
Gross profit                                                        5,937,566       3,920,971

Selling, general and administrative expenses                        5,307,646       3,919,071
                                                                 ------------    ------------
Income from operations                                                629,920           1,900

Interest expense                                                      521,513         229,844
                                                                 ------------    ------------
Income (loss) before provision for (benefit from)
  income taxes                                                        108,407        (227,944)

Provision for (benefit from) income taxes                             (77,318)         13,805
                                                                 ------------    ------------
Net income (loss)                                                     185,725        (241,749)

Preferred stock dividends                                                  --         164,531
                                                                 ------------    ------------
Net income (loss) available to common stockholders               $    185,725    $   (406,280)
                                                                 ============    ============
Net income (loss) available to common stockholders
per share - Basic                                                $        .00    $       (.01)
                                                                 ============    ============
Net income (loss) available to common stockholders
per share - Diluted                                              $        .00    $       (.01)
                                                                 ============    ============
Weighted-average common shares outstanding-Basic                   46,622,314      35,330,253
                                                                 ============    ============
Weighted-average common shares outstanding-Diluted                 47,110,005      35,330,253
                                                                 ============    ============

See notes to financial statements.

                       ALLIANCE DISTRIBUTORS HOLDING INC.
                       Statements of Stockholders' Equity
                 For the Years Ended December 31, 2005 and 2004

                                           Preferred Stock A            Preferred Stock B                   Common Stock
                                     ----------------------------------------------------------------------------------------
                                          Shares         Amount         Shares         Amount         Shares         Amount
                                       -----------    -----------    -----------    -----------    -----------    -----------
Balance, January 1, 2004                        --    $        --             --    $        --            300    $       300

Exchange of Alliance
  shares for Essential shares                   --             --      1,551,314          1,551           (300)          (300)

Essential shareholders' shares
  prior to reverse acquisition                  --             --             --             --        422,457            422

Issuance of shares in exchange
  for Essential debt and Essential's
  debt and liabilities assumed             452,202            452             --             --         77,543             78

Proceeds from PPO, net of
  cash issuance costs                    1,124,767          1,125             --             --             --             --

Shares issued to placement
  agent of PPO, net of merger
  expenses of $385,000                     108,146            108             --             --             --             --

Preferred stock dividend                    46,200             46             --             --             --             --

Conversion of Preferred Stock B
  into Common Stock                             --             --     (1,551,314)        (1,551)    24,679,997         24,680

Conversion of Preferred Stock A
  into Common Stock                     (1,166,666)        (1,167)            --             --     18,560,743         18,561

Shares issued to settle Common
  Stock liability                               --             --             --             --        110,000            110

Warrants issued to lender                       --             --             --             --             --             --

Merger expenses and registration
  fees                                          --             --             --             --             --             --

Net loss                                        --             --             --             --             --             --
                                       -----------    -----------    -----------    -----------    -----------    -----------
Balance, January 1, 2005                   564,649            564             --             --     43,850,740         43,851

Conversion of Preferred Stock A
  into Common Stock                       (217,986)          (217)            --             --      3,468,016          3,468

Registration costs                              --             --             --             --             --             --

Issuance of stock options to
  non-employees                                 --             --             --             --             --             --

Shares issued to placement agent
  of proposed offering                          --             --             --             --         50,000             50

Net income                                      --             --             --             --             --             --
                                       -----------    -----------    -----------    -----------    -----------    -----------
Balance, December 31, 2005                 346,663    $       347             --             --     47,368,756    $    47,369
                                       ===========    ===========    ===========    ===========    ===========    ===========


                                                        Retained
                                       Additional       Earnings       Total
                                         Paid In      (Accumulated  Stockholders'
                                         Capital         Deficit)      Equity
                                       -----------    -----------    -----------
Balance, January 1, 2004               $   435,715    $   199,816    $   635,831

Exchange of Alliance
  shares for Essential shares               (1,251)            --             --

Essential shareholders' shares
  prior to reverse acquisition                (422)            --             --

Issuance of shares in exchange
  for Essential debt and Essential's
  debt and liabilities assumed          (1,068,428)            --     (1,067,898)

Proceeds from PPO, net of
  cash issuance costs                    3,798,375             --      3,799,500

Shares issued to placement
  agent for PPO, net of merger
  expenses of $385,000                        (108)            --             --

Preferred stock dividend                   164,485       (164,531)            --

Conversion of Preferred Stock B
  into Common Stock                        (23,129)            --             --

Conversion of Preferred Stock A
  into Common Stock                        (17,394)            --             --

Shares issued to settle Common
  Stock liability                           32,090             --         32,200

Warrants issued to lender                   60,000             --         60,000

Merger expenses and registration
  fees                                    (193,693)            --       (193,693)

Net loss                                        --       (241,749)      (241,749)
                                       -----------    -----------    -----------
Balance, January 1, 2005                 3,186,240       (206,464)     3,024,191

Conversion of Preferred Stock A
  into Common Stock                         (3,251)            --             --

Registration costs                         (16,250)            --        (16,250)

Issuance of stock options to
  non-employees                             38,332             --         38,332

Shares issued to placement agent
  of proposed offering                      19,450             --         19,500

Net income                                      --        185,725        185,725
                                       -----------    -----------    -----------
Balance, December 31, 2005             $ 3,224,521    $   (20,739)   $ 3,251,498
                                       ===========    ===========    ===========

See notes to financial statements.

                       ALLIANCE DISTRIBUTORS HOLDING INC.
                            Statements of Cash Flows
                    For the Years Ended December 31, 2005 and 2004

                                                                 2005             2004
                                                             ------------     ------------
CASH FLOWS USED IN OPERATING ACTIVITIES:
    Net income (loss)                                        $    185,725     $   (241,749)
    ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO
    NET CASH USED IN OPERATING ACTIVITIES:
        Deferred rent                                               8,188           13,359
        Depreciation and amortization                             115,171           82,950
        Bad debt expense                                          246,870           27,050
        Stock option compensation expense                          38,332               --
        Amortization of deferred financing costs                   74,250           10,833
        Deferred taxes                                           (155,000)              --
        CHANGES IN ASSETS AND LIABILITIES:
         (Increase) decrease in assets
           Accounts receivable                                 (2,402,755)      (3,216,925)
           Due from factor                                             --        1,283,854
           Inventory                                           (1,500,632)        (972,128)
           Due from vendors                                      (705,205)         (19,848)
           Prepaid expenses and other current assets               (3,474)         (64,185)
         Increase (decrease) in liabilities
           Accounts payable                                     1,458,855       (1,889,677)
           Accrued expenses and other current
              liabilities                                         216,491         (195,241)
                                                             ------------     ------------
        Net cash used in operating activities                  (2,423,184)      (5,181,707)
                                                             ------------     ------------
CASH FLOWS USED IN INVESTING ACTIVITIES:
    Purchase of property and equipment                            (76,672)         (68,952)
    Increase in other assets                                      (12,500)          (3,049)
    Payments for acquisition agreement costs                      (54,890)              --
                                                             ------------     ------------
    Net cash used in investing activities                        (144,062)         (72,001)
                                                             ------------     ------------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
    Proceeds from sale of securities                                   --        4,000,000
    Proceeds from note payable - bank                          57,695,237       10,018,726
    Repayments of note payable - bank                         (54,926,946)      (7,651,850)
    Payments for pre-acquisition liabilities                           --         (915,329)
    Payments for registration and issuance costs                  (16,250)        (200,500)
    Payments for merger costs                                          --         (111,963)
    Repayment of long-term obligations                            (29,250)        (271,624)
    Payment of deferred financing costs                          (100,000)         (50,000)
    Payment for proposed offering costs                           (24,306)              --
                                                             ------------     ------------
        Net cash provided by financing activities               2,598,485        4,817,460
                                                             ------------     ------------
NET INCREASE (DECREASE) IN CASH                                    31,239         (436,248)

CASH, beginning of year                                           220,605          656,853
                                                             ------------     ------------
CASH, end of year                                            $    251,844     $    220,605
                                                             ============     ============

See notes to financial statements

                       ALLIANCE DISTRIBUTORS HOLDING INC.
                      Statements of Cash Flows (Continued)
                    For the Years Ended December 31, 2005 and 2004

                                                                 2005           2004
                                                             ------------    -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid                                            $    409,170    $   148,413
                                                             ============    ===========
    Income tax paid                                          $      7,373    $    19,222
                                                             ============    ===========
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
  ACTIVITIES
Issuance of Common Stock to placement agent                  $     19,500    $        --
                                                             ============    ===========
Acquisition and proposed offering costs accrued              $     63,127    $        --
                                                             ============    ===========
Issuance of Series A 6% Preferred Stock
 to placement agent                                          $         --    $   385,000
                                                             ============    ===========
Liabilities assumed                                          $         --    $ 1,067,898
                                                             ============    ===========
Series A 6% Preferred Stock dividend                         $         --    $   164,531
                                                             ============    ===========
Merger costs accrued                                         $         --    $    81,730
                                                             ============    ===========
Issuance of common stock to settle liability                 $         --    $    32,200
                                                             ============    ===========
Issuance of warrants to lender                               $         --    $    60,000
                                                             ============    ===========

See notes to financial statements

                       ALLIANCE DISTRIBUTORS HOLDING INC.
                          Notes to Financial Statements

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

On July 21, 2005, the Company and Abrams/Gentile Entertainment Inc. ("Age") entered into an operating agreement ("Agreement") in which the Company and Age became members in Alliance Age LLC, a limited liability company formed in Delaware, to set forth the terms on which the parties will develop and commercialize products they mutually agree upon from time to time. The Company agreed to pay Age a $4,000 monthly retainer fee on the first day of each month commencing August 2005, provided, that no fee is payable for any month beginning with January 2006 upon a determination that no products are then proceeding towards completion at a proper pace. The Company owns 65% of Alliance Age LLC. As of December 31, 2005, Alliance Age LLC was inactive and no monthly retainer fees have yet been paid.

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

As of December 31, 2005, there were 47,368,756 shares of common stock issued and outstanding consisting of 24,679,997 shares of common stock issued upon conversion of all of the Series B Preferred Shares, 22,028,759 shares of common stock issued upon conversion of 1,384,652 shares of the Series A Preferred Shares, 110,000 shares of common stock issued in payment of liabilities, 50,000 shares of common stock issued to a placement agent and 500,000 shares of common stock issued and outstanding prior to June 2004.

As of December 31, 2005 there were issued and outstanding 346,663 shares of Series A Preferred Shares convertible into 5,515,408 shares of common stock subject to the 4.999% Restriction. Subsequent to December 31, 2005, 85,000 shares of Series A Preferred Stock were converted into 1,352,309 shares of Common Stock.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates reflected in these financial statements relate primarily to bad debt reserves on accounts receivable and the realization of deferred tax assets.

Allowance for Doubtful Accounts

The Company establishes credit terms for new clients based upon management's review of their credit information and projects terms, performs ongoing credit evaluations of its customers, adjusting credit terms when management believes appropriate based upon payment history and an assessment of their current credit worthiness. The Company records an allowance for doubtful accounts for estimated losses resulting from the inability of its clients to make required payments. The Company determines this allowance by considering a number of factors, including the length of time trade accounts receivable are past due, previous loss history, estimate of the client's current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. While credit losses have generally been within expectations and the provisions established, the Company cannot guarantee that credit loss rates in the future will be consistent with those experienced in the past. In addition, the Company has credit exposure if the financial condition of one of its major clients were to deteriorate. In the event that the financial condition of its clients were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be necessary. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change. The Company increased its allowance for doubtful accounts by $148,000 during 2005 and maintains a balance of approximately $181,000 at December 31, 2005.

Inventory

Inventory consists entirely of finished goods held for sale and is reported at the lower of cost or market, on the average cost basis. The Company receives price protection from its suppliers for merchandise that may be slow moving or aged. The Company evaluates the adequacy of its slow moving or aged inventory quarterly and writes down its inventory to fair value based upon the price protection received or current market value. While write-downs have been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same level of write-downs as in the past. At times, the Company makes advance payments to vendors to procure and ensure delivery of certain high demand products. Such deposits are reflected as due from vendors in the balance sheet. The Company does not offer warranties to its customers but will accept returns of product claimed to be defective and reimburse the customers for the full purchase price. The majority of the Company's suppliers in turn accept these returns from us. There are no reserves for warranties as of December 31, 2005.

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

                Vehicles                              4 years
                Warehouse equipment                   3 to 7 years
                Office furniture and equipment        2 to 7 years
                Leasehold improvements                5 to 10 years

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

Deferred Rent

The Company accounts for scheduled rent increases contained in its leases on a straight-line basis over the non-cancellable lease term. The Company did not receive any tenant allowances from its landlords for these leases.

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

Shipping and Handling

The Company includes shipping and handling revenues in net sales. For the years ended December 31, 2005 and 2004, shipping and handling revenues were approximately $168,000 and $166,000, respectively. The Company includes shipping and handling costs in selling, general and administrative expense. For the years ended December 31, 2005 and 2004, the Company incurred approximately $364,000 and $245,000, of such costs, respectively.

Advertising Expenses

Advertising expenses are charged to operations in the period in which they are incurred. Advertising expenses for the years ended December 31, 2005 and 2004 were approximately $170,000 and $35,000, respectively.

Fair Value of Financial Instruments

The carrying amounts of significant financial instruments, which includes accounts receivable, accounts payable and accrued expenses, approximated fair value as of December 31, 2005 and 2004 due to their short-term maturities. Borrowings under the financing agreement approximate fair value due to their variable interest rate.

Comprehensive Income

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of December 31, 2005 and 2004, the Company has no items that represent other comprehensive income.

Net Income Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income per share is computed by dividing the net income by the weighted average number of common shares and common equivalent shares outstanding during the period. The denominator for basic net income (loss) per share weighted average number of shares outstanding reflects the conversion of Series B Preferred Shares for Common Stock as of January 1, 2004 and of Series A Preferred Shares for Common Stock as of June 29, 2004, computed on a post Reverse Split basis (see Note 1). The denominator used for diluted net income
(loss) per share was calculated as follows:

--------------------------------------------------------------------------------
                                                        2005             2004
--------------------------------------------------------------------------------
Denominator for basic net income (loss) per
share weighted-average shares outstanding            46,622,314       35,330,253
--------------------------------------------------------------------------------
Shares issuable upon conversion of warrants           487,691             --
--------------------------------------------------------------------------------
Denominator for diluted net income (loss) per
share weighted-average shares outstanding            47,110,005       35,330,253
--------------------------------------------------------------------------------


Common equivalents for the year ended December 31, 2004 exclude 250,000 shares for the warrants issued to the Company's lender since their effect would be anti-dilutive.

Stock Based Compensation

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

Had compensation costs for the Company's stock option grants to employees been determined based on the fair value at the grant dates for awards under these plans in accordance with SFAS No. 123, the Company's net income (loss) and basic and diluted net income (loss) per share would have been reduced to the pro forma amounts as follows:

                                                       For the Year Ended
                                                        December 31, 2005
                                                      --------------------
                                                           (Unaudited)
Net income, as reported                                     $185,725

Deduct: Total stock-based employee
 compensation expense determined under fair
 value based method, net of tax effects                     (121,864)
                                                            ---------
Proforma net income                                         $ 63,861
                                                            =========
Net income per share:

    Basic and diluted - as reported                         $    0.00
                                                            =========
    Basic and diluted - proforma                            $    0.00
                                                            =========

There were no options issued as of December 31, 2004. Accordingly, no compensation expense was recorded in the financial statements with respect to option grants.

The fair value of the options using the Black Scholes pricing model was calculated with the following weighted-average assumptions used for grants during the year ended December 31, 2005: risk-free interest rate 4.25-4.5%; expected life 6.5 years; expected volatility 55-126%. The fair value generated by the Black-Scholes model may not be indicative of the future benefit, if any, that may be received by the option holder.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment". This statement revises FASB Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123(R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). This Statement, for small business issuers is effective as of the beginning of the Company's next fiscal year. Accordingly, the Company will adopt SFAS 123(R) in its first quarter of fiscal 2006. The impact of this new standard on the Company's net income for fiscal 2006 is estimated to be approximately $120,000 before the grant of any new options. The impact of this new standard, if it had been in effect, on the net income and related per share amounts for the year ended December 31, 2005 is disclosed in Stock Based Compensation, above.

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

Note 3 - CONCENTRATIONS OF CREDIT RISK AND MAJOR SUPPLIERS

Cash

The Company maintains cash balances at one bank. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000.

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

Fluctuations in Operating Results and Seasonality

The Company has experienced fluctuations in quarterly operating results as a result of the timing of the introduction of new titles; variations in sales of titles developed for particular platforms; market acceptance of our titles; sequels or enhancements of existing titles; projected and actual changes in platforms; the timing and success of title introductions by our competitors; product returns; changes in pricing policies by us and our competitors; order cancellations; and delays in shipment. Sales of various titles are also seasonal, with peak shipments typically occurring in the forth calendar quarter as a result of increased demand for titles during the holiday season. Annual comparisons of operating results are not necessarily indicative of future operating results.

Major Suppliers

For the year ended December 31, 2005, three of our suppliers in the aggregate accounted for approximately 62% of our purchases (with one accounting for 42% alone), and our ten largest suppliers in the aggregate accounted for 82% of our purchases. For the year ended December 31, 2004, the same three suppliers in the aggregate accounted for approximately 56% of our purchases, and our ten largest suppliers in the aggregate accounted for 77% of our purchases. At December 31, 2005 and 2004, the amount due to these three suppliers was approximately $1,830,000 and $1,339,000, respectively, and is included in accounts payable on the accompanying balance sheet. If a significant supplier terminates or modifies its relationship with the Company future results could be materially and adversely affected.

Note 4 - PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2005 consists of:

           Leasehold improvements                              $239,971
           Office furniture and equipment                       168,599
           Warehouse equipment                                   88,788
           Vehicles                                              52,226
           Equipment under capital leases                        46,340
                                                               --------
                                                                595,924
           Less: Accumulated depreciation and
              amortization                                      225,049
                                                               --------
                                                               $370,875
                                                               ========

Depreciation and amortization expense amounted to $115,171 and $82,950 for the years ended December 31, 2005 and 2004, respectively.

Note 5 - FINANCING AGREEMENTS

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

The Agreement terminates November 30, 2007 unless terminated by Rosenthal on 30 days' notice. Interest accrues on outstanding borrowings at the prime rate (but not less than 4.75%) plus 1.5%. At December 31, 2005, the interest rate on borrowings outstanding was 8.75%. In addition, the Company will pay the lender on each anniversary date an annual fee of 1% of the maximum credit which is amortized over one year, and a monthly administrative fee of $1,000. The financing expense for the annual fee recorded for the years ended December 31, 2005 and 2004 amounted to approximately $56,000 and $6,000, respectively. At December 31, 2005, the principal amount outstanding under the facility was $5,135,167.

In connection with establishing the Agreement, the Company issued to Rosenthal a warrant (the "Warrant") to purchase 500,000 shares of common stock at $0.10 per share. The Warrant expires on November 30, 2010. On notice by the Company the Warrants will expire earlier if the closing price of the common stock during a period designated in the Warrants is not less than $0.40 per share. The Warrants may be exercised for cash or on a cashless basis (i.e., by deducting from the number of shares otherwise issuable on exercise a number of shares that have a then market value equal to the exercise price). The Company recorded a deferred financing cost of approximately $60,000 in the fourth quarter 2004, representing the fair value of the warrants, which will be amortized over the life of the financing agreement of three years. The financing expense recorded for the years ended December 31, 2005 and 2004 amounted to approximately $18,000 and $5,000, respectively.

Under the terms of the Agreement, the Company is required to maintain a specified level of net worth, working capital and debt ratios as defined. In May 2005, Rosenthal informed the Company that it did not comply with a financial covenant under the Agreement for the fourth quarter of 2004. Rosenthal has provided a waiver for this failure to comply. In addition, for the first and second quarter of 2005, the Company did not comply with certain financial covenants for which Rosenthal has also provided waivers. On October 31, 2005 and March 21, 2006, the Company and Rosenthal agreed to amend the covenants, effective September 30, 2005 and December 31, 2005, respectively. Based upon these amendments, the Company was in compliance with all of its covenants at September 30, 2005 and December 31, 2005.

The Company believes that it will have sufficient liquidity for the next twelve months and the foreseeable future. However, the Company would be materially and adversely affected if Rosenthal demands payment of these borrowings under the Agreement and the Company is unable to refinance these borrowings.

Note 6 - LONG TERM OBLIGATIONS

At December 31, 2005, long-term obligations consist of:

   Notes payable in monthly installments of approximately
     $1,200 through September 2008, including interest at
     varying rates up to 5.5%, secured by related equipment
     with a carrying value of approximately $27,000                    $24,990

   Capital lease obligations payable in various monthly
     installments of approximately $1,100 through June
     2006, including interest at 5.5%, secured by related
     equipment with a carrying value of approximately $12,000            6,093
                                                                       -------
                                                                        31,083
   Less:  Amount representing interest                                     489
                                                                       -------
                                                                        30,594
   Less:  Current portion                                               18,468
                                                                       -------
                                                                       $12,126
                                                                       =======

At December 31, 2005, future payments of long-term obligations including interest are as follows:

    Year Ending
    December 31,
    ------------
         2006                18,899
         2007                 8,183
         2008                 4,001
                           --------
                           $ 31,083
                           ========

Note 7 - INCOME TAXES

The components of the provision for (benefit from) income taxes are as follows:

                                     2005       2004
                                   -------    -------
          Current:
             Federal               $34,906    $    --
             State and local        42,776     13,805
                                   -------    -------
                                    77,682     13,805

          Deferred:
             Federal              (122,600)        --
             State and local       (32,400)        --
                                   -------    -------
                                  (155,000)        --
                                   -------    -------
             Total                $(77,318)   $13,805
                                   =======    =======

The Company was taxed as an S Corporation for federal and state purposes for the period January 1, 2004 through June 29, 2004. As such, the Company's tax provision for this period includes only New York City taxes, which are determined as if the Company was a C Corporation. New York City does not recognize S Corporation status. For the period the Company was a C Corporation during 2004, the Company incurred a federal, state and local net operating loss, which was carried forward and reduced the taxable income for fiscal year 2005.

Significant components of the Company's net deferred tax assets are as follows at December 31, 2005:

                Net operating loss carryforwards   $  2,356,600

                Reserves and other items not
                  currently deductible                  131,600

                Costs capitalized to inventory
                  for tax purposes                       26,700

                Other                                    (3,300)
                                                    ------------
                                                      2,511,600
                Less: valuation allowance            (2,356,600)
                                                    ------------
                Net deferred tax assets            $    155,000
                                                    ============

Reconciliation of the U.S. statutory rate with the Company's effective tax rate (benefit) is summarized as follows:

--------------------------------------------------------------------------------
                                                        2005           2004
--------------------------------------------------------------------------------
Federal statutory rate (benefit)                       34.0%          34.0%
--------------------------------------------------------------------------------
Increase (decrease) in tax resulting from:
--------------------------------------------------------------------------------
 State and local taxes, net of federal benefit         26.0%         (6.1)%
--------------------------------------------------------------------------------
 Nondeductible expenses                                 4.3%            --
--------------------------------------------------------------------------------
 Utilization of NOL                                  (69.8)%            --
--------------------------------------------------------------------------------
 Change in valuation allowance                       (69.1)%        (32.9)%
--------------------------------------------------------------------------------
 Other                                                  3.3%         (1.1)%
--------------------------------------------------------------------------------
                                                     (71.3)%         (6.1)%
--------------------------------------------------------------------------------

At December 31, 2005, the Company had federal and state net operating loss carryforwards (NOL's) of approximately $5,481,000. The federal NOL's expire in 2023 and the state NOL's expire in 2016. The Company has established a valuation allowance of $2,356,600 at December 31, 2005 due to the uncertainty surrounding the realization of the NOL's which resulted from the Exchange Agreement. Pursuant to IRC Section 382 of the Tax Reform Act of 1986 the utilization of NOL's is limited in the case of certain transactions including significant changes in ownership interests. The Company has determined that based upon the terms of the Exchange Agreement, an ownership change pursuant to this Act has occurred. As a result, the NOL's are significantly limited.

Note 8 - RETIREMENT PLAN

The Company sponsors a 401(k) contributory plan (the "Plan") for the benefits of employees who are at least 21 years of age. The Company's management determines, at its discretion, any annual contributions. The Company elected not to contribute to the Plan for the years ended December 31, 2005 and 2004.

Note 9 - STOCK OPTIONS AND WARRANTS

Stock Options

In January 2005, the Company established a stock option plan to issue up to 10,000,000 options.

Information with respect to stock options is as follows:

--------------------------------------------------------------------------------
                                                            Weighted Average
                                             Shares          Exercise Price
--------------------------------------------------------------------------------
Outstanding - beginning of year                --                $ --
--------------------------------------------------------------------------------
Granted                                    7,650,000             $.325
--------------------------------------------------------------------------------
Forfeited                                   (260,000)            $.325
--------------------------------------------------------------------------------
Outstanding - end of year                  7,390,000             $.325
--------------------------------------------------------------------------------
Weighted-average fair value of
  options granted during the year                                $.095

--------------------------------------------------------------------------------

All of the issued options are ten-year non-qualified and vest in twelve equal quarterly installments.

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

Of the total options granted, 250,000 options were granted to a non-employee who provided past services to the Company and 500,000 options were granted to non-employees for future services to be provided over a three year period. During the year ended December 31, 2005, the Company recorded stock-based compensation expense of approximately $38,000 for these options.

The fair value of the options using the Black-Scholes pricing model was calculated with the following weighted-average assumptions used for the grant: risk-free interest rate 4.25%; expected life 6.5 years; expected volatility 55%. The fair value generated by the Black-Scholes model may not be indicative of the future benefit, if any, that may be received by the option holder.

                               Options Outstanding

--------------------------------------------------------------------------------------------------------------------
                                         Weighted-Average
   Range of            Number               Remaining
   Exercise        Outstanding at          Contractual        Weighted-Average        Options      Weighted-Average
    Prices        December 31, 2005       Life in Years        Exercise Price       Exercisable     Exercise Price
--------------------------------------------------------------------------------------------------------------------

 $0.32-$0.325         7,390,000                9.05                $0.325            1,839,167          $0.325
--------------------------------------------------------------------------------------------------------------------

Warrants

Pursuant to the PPO, the Company issued Sunrise 5 year warrants which expire on June 29, 2009 to purchase 1,564,096 shares of common stock with an exercise price of $0.22 per share. (See Note 1)

On November 11, 2004, in connection with establishing the Financing Agreement, the Company issued warrants to purchase 500,000 shares of common stock at $0.10 per share. (See Note 5)

Note 10 - COMMITMENTS AND CONTINGENCIES

Leases

The Company leases showroom, office and warehouse space under operating leases expiring from 2008 through 2013. The future minimum lease payments, excluding escalation charges, are as follows:

                Year Ending
                December 31,
                ------------
                     2006                    $ 183,000
                     2007                      188,000
                     2008                      131,000
                     2009                       71,000
                     2010                       73,000
                 Thereafter                    167,000
                                              --------
                                              $813,000
                                              ========

In accordance with SFAS No. 13, "Accounting for Leases," non-cancellable operating leases with scheduled rent increases require that rent expense be recognized on a straight-line basis over the lease term. Rent expense for the years ended December 31, 2005 and 2004 includes approximately $8,000 and $13,000, respectively, which relates to the amortized portion of the scheduled rent increases. At December 31, 2005 an obligation of approximately $26,000 representing future deferred rent payments is reflected in the accompanying balance sheet.

Total rent expense charged to operations for the years ended December 31, 2005 and 2004 was approximately $185,000 and $191,000, respectively.

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

Litigation

On August 19, 2004 a complaint was filed by Radio Wave LLC ("Plaintiff"), in the Supreme Court of the State of New York, County of New York, against Essential Reality, LLC, Essential and David Devor, a former officer and a current employee of the Company, for rent and costs relating to premises formerly occupied by the Company. Plaintiff seeks to recover $150,416 for the period up to August 31, 2004, plus additional amounts to be determined by the Court for the period subsequent to August 31, 2004. Plaintiff also seeks to recover $50,000 in expenses and attorney fees plus additional amounts to be determined by the Court. The Company is currently in settlement discussions with the Plaintiff and has provided a reserve for its estimate of the loss.

Note 11 - FOURTH QUARTER ADJUSTMENT

During the fourth quarter of fiscal 2004 the Company conducted its annual physical inventory. The physical inventory resulted in a difference with the perpetual inventory system of approximately $269,000, which was recorded as an expense in 2004 within cost of sales in the accompanying financial statements.

The Company determined that approximately $198,000 of the difference was due to an error in the perpetual inventory system which did not properly update certain sales transactions. The balance was related to shrinkage.

No such adjustment was necessary in fiscal 2005.

Note 12 - STOCK PURCHASE AGREEMENT

On January 2, 2006, the Company entered into a Stock Purchase Agreement (the "Acquisition Agreement") to buy all of the capital stock of Foto Electric Supply Co., Inc. (Fesco). The Acquisition Agreement expired by its terms on February 28, 2006. The Company and the shareholders of Fesco are on a non-binding basis nevertheless pursuing efforts to consummate a transaction. Fesco is a privately held company based in New York City whose primary business is the distribution of consumer electronics.

In connection with the possible acquisition of Fesco, the Company signed an Engagement Agreement dated as of October 11, 2005 (the "Engagement Agreement") with an investment banking firm ("Firm"). The Engagement Agreement provides, among other things, for services of the Firm as the Company's financial adviser and exclusive placement agent for a proposed private placement of approximately $60 million of Alliance equity securities (the "Proposed Offering"). If the Proposed Offering is successful, the net proceeds will be used primarily to fund the cash portion of the Fesco purchase price and related expenses. No assurances can be given when, if ever, the Proposed Offering will close or the terms. None of the securities to be sold in the Proposed Offering will be registered under the Securities Act of 1933, as amended (the "1933 Act") and shall not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the 1933 Act.

In connection with its agreement with the Firm, the Company issued to them 50,000 shares of Alliance Common Stock with a value of $19,500, and agreed to pay designated success fees and issue warrants to them if the offering is successfully completed, and to reimburse them for designated expenses. For accounting purposes, these costs will be offset against any proceeds raised from the private placement.

During 2005, the Company incurred costs of approximately $95,000 and $67,000 in connection with the Acquisition Agreement and the Proposed Offering, respectively, which are included on the balance sheet at December 31, 2005. If the transaction is successful, the respective costs will be either included in the acquisition purchase price or offset against the offering proceeds raised. If it is determined by management that the acquisition will not occur, the Company will expense all costs to operations.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A. CONTROLS AND PROCEDURES

An evaluation has been carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer/Principal Financial and Accounting Officer, of the effectiveness of the design and the operation of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2005 ("Evaluation Date"). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer/Principal Financial and Accounting Officer have concluded that, as of the Evaluation Date, the disclosure controls and procedures are reasonably designed and effective to ensure that (i) information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer/Principal Financial and Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

ITEM 8B. OTHER INFORMATION

None

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Our directors and executive officers, their ages, positions held and duration each person has held that position, are as follows:

NAME                     POSITION HELD WITH THE COMPANY                       AGE      DATE FIRST ELECTED OR APPOINTED
Jay Gelman               Chief Executive Officer, Assistant Secretary         44       Chief Executive Officer on June 29, 2004;
                         and  Chairman of Board of Directors                           Assistant Secretary on November 11, 2004; and
                                                                                       Chairman of the Board of Directors on
                                                                                       October 14, 2004

Andre Muller             Chief Operating Officer, President, Secretary        41       Chief Operating Officer and President on
                         and Director                                                  June 29, 2004; Secretary on November 11,
                                                                                       2004; and Director on October 14, 2004

Barbara A. Ras           Chief Financial Officer and Principal Financial      43       Chief Financial Officer/ Principal Financial
                         and Accounting Officer                                        and Accounting Officer on April 7, 2005


Humbert B. Powell, III   Director                                             67       Director and Chairman of the Board of
                                                                                       Directors from July 1, 2002 until October 14,
                                                                                       2004 and currently a Director

Thomas Vitiello          Director                                             44       Director on October 14, 2004


Steven H. Nathan         Director                                             55       Director on March 14, 2005


JAY GELMAN

Jay Gelman in 1989 co-founded L & J Marketing, Inc. d/b/a Alliance Distributors, a regional video game software and hardware distributor based in College Point, NY. He served as President, until December of 1997 when Alliance was sold to Take Two Interactive Software, Inc. From 1998 until 2003, Mr. Gelman was employed by Track Data Corporation (NASDAQ: TRAC) where he served as a director and as Executive Vice President. In 2003, Mr. Gelman co-founded Alliance Partners (name later changed to AllianceCorner Distributors Inc.), and served as its President and Chief Executive Officer. Since the acquisition by the Company of AllianceCorner Distributors Inc. on June 29, 2004, Mr. Gelman has served as Chief Executive Officer of the Company and is also currently the Chairman of the Board of Directors.

ANDRE MULLER

For more than five years prior to 2003 Andre Muller was employed as a General Manager by Take Two Interactive Software, Inc. In 2003, Mr. Muller co-founded Alliance Partners (name later changed to AllianceCorner Distributors Inc.), and served as its Chief Operating Officer. Since the acquisition by the Company of AllianceCorner Distributors Inc. on June 29, 2004, Mr. Muller has served as Chief Operating Officer and President of the Company.

BARBARA A. RAS

Barbara A. Ras has not engaged in business activities since September 2002. From October 1994 to August 2002 she was employed at Take Two Interactive Software, Inc. (NASDQ: TTWO), in several positions, including controller and chief accounting officer, and also as chief financial officer of Take Two's distribution arm. Previously, she was a tax accountant and an internal auditor. Ms. Ras is a certified public accountant.

HUMBERT B. POWELL, III

Humbert B. Powell, III has been a Managing Director at Sanders Morris Harris, a regional investment-banking firm headquartered in Houston, Texas, with a branch in New York City, since November 1996. He is a trustee of Salem-Teikyo University. Mr. Powell served as chief executive officer of the Company from June 20, 2002 until July 1, 2002.

THOMAS VITIELLO

For more than five years, Mr. Vitiello has been the president of VIT Trading, Inc., a trader in precious metals. He graduated from NYU with a BS in Finance in 1985.

STEVEN H. NATHAN

Steven H. Nathan has since 1997 served as President of Progressive Planning, Inc. a tax and financial consulting firm in Jericho, New York. From 1993 through 1997 he was Vice President and Chief Financial Officer of L & J Marketing, Inc. d/b/a Alliance Distributors, a regional video game software and hardware distributor based in College Point, New York. He held similar positions from 1984 to 1993 with Wren/AP Distributors.

TERM OF OFFICE

The Company's Directors are appointed for a one-year term to hold office until the next annual meeting of shareholders. Our officers serve at the pleasure of the Board of Directors.

See "Certain Relationships and Related Transactions" for information on a transaction between the Company and Jay Gelman.

There are no family relationships among directors or executive officers.

The Company has a separately designated standing audit committee established in March 2005 in accordance with Section 3(a)(58)(A) of the Exchange Act. Serving on the Committee are Steven H. Nathan and Thomas Vitiello. The Board of Directors has determined that it has an audit committee financial expert serving on the audit committee, Steven H. Nathan.

The board of directors have determined that Steven H. Nathan is an independent director based on Rule 4200 of the National Association of Securities Dealers' listing standards and is qualified as an "Audit Committee Financial Expert" as defined in Item 7(d)(3)(iv) of Schedule 14A.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company believes that during the period from January 1, 2005 through December 31, 2005 all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with.

Code of Ethics

The Company has adopted a Code of Ethics that applies to its Chief Executive Officer and its Chief Financial Officer/Principal Financial and Accounting Officer.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth certain information as to the total remuneration paid by the Company to its Chief Executive Officer and Chief Operating Officer. No other officer received salary and bonus payments, other than the named individual, in excess of $100,000 for each of the last three completed fiscal years.

                           Summary Compensation Table
--------------------------------------------------------------------------------
      Name and         Fiscal          Annual               Securities
      Princial       Year Ended     Compensation         underlying Options
      Position       December 31       Salary                   (#)
--------------------------------------------------------------------------------
    Jay Gelman,
       Chief
     Executive
      Officer           2005          $303,137                1,100,000
--------------------------------------------------------------------------------
                        2004          $182,211 (*)               --
--------------------------------------------------------------------------------
    Andre Muller,
    President and
        Chief
  Operating Officer     2005          $303,047                1,100,000
--------------------------------------------------------------------------------
                        2004          $182,211 (*)               --
--------------------------------------------------------------------------------

(*) For the period from June 29, 2004 through December 31, 2004

The following table sets forth certain information as to the stock options granted by the Company to its Chief Executive Officer, Chief Operating Officer and Chief Financial Officer/Principal Financial and Accounting Officer.

                        Option Grants in Last Fiscal Year
------------------------------------------------------------------------------------------------------------------------------
                       Number of securities        Percent of total options
                        underlying options         granted to employees in
      Name                    granted                 fiscal year 2005             Exercise Price         Expiration date
------------------------------------------------------------------------------------------------------------------------------
Jay Gelman                   1,100,000                     14.4%                       $0.325             January 15, 2015
------------------------------------------------------------------------------------------------------------------------------
Andre Muller                 1,100,000                     14.4%                       $0.325             January 15, 2015
------------------------------------------------------------------------------------------------------------------------------
Barbara A. Ras                100,000                       1.3%                       $0.325             April 14, 2015
------------------------------------------------------------------------------------------------------------------------------

The following table sets forth certain information as to the aggregated stock option exercises in fiscal 2005 by its Chief Executive Officer, Chief Operating Officer and Chief Financial Officer/Principal Financial and Accounting Officer and option values as of December 31, 2005.


               Aggregated Option Exercises in Last Fiscal Year and
                         Fiscal Year End Option Values

--------------------------------------------------------------------------------------------------------------------------------
                                                                     Number of securities
                                                                    underlying unexercised          Value of unexercised
                                                                          options at              in-the-money options at
                                                                      December 31, 2005              December 31, 2005
----------------------------------------------------------------------------------------------------------------------------
                        Shares acquired on
    Name                     exercise          Value Realized     Exercisable   Unexercisable    Exercisable   Unexercisable
----------------------------------------------------------------------------------------------------------------------------
Jay Gelman                      --                   --             275,000        825,000         $1,375         $4,125
----------------------------------------------------------------------------------------------------------------------------
Andre Muller                    --                   --             275,000        825,000         $1,375         $4,125
----------------------------------------------------------------------------------------------------------------------------
Barbara A. Ras                  --                   --              16,667         83,333            $83           $417
----------------------------------------------------------------------------------------------------------------------------

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 16, 2006, information regarding the beneficial ownership (as defined in Rule 13d-3 under the Securities Exchange Act of 1934) of the Company's Common Stock based upon the most recent information available to the Company for (i) each person known by the Company to own beneficially more than five (5%) percent of the Company's outstanding Common Stock, (ii) each of the Company's officers and directors and (iii) all officers and directors of the Company as a group. Unless otherwise indicated, each stockholder's address is c/o the Company, 15-15 132nd Street, College Point, New York 11356.

Beneficial ownership is determined in accordance with the rules of the SEC, and for calculating the shares and percentage beneficially owned by each Selling Security Holder includes any securities which the person has the right to acquire within 60 days of the date of this information statement through the conversion or exercise of any security or right. The terms of the Series A Convertible Non Redeemable Preferred Shares ("Series A Preferred Shares") restrict each holder's right to convert the Series A Preferred Shares to the extent that beneficial ownership of such holder and its affiliates would exceed 4.999% or 9.999% of the shares of Common Stock that would be outstanding after giving effect to such conversion. For convenience, the table and the footnotes are presented as if these restrictions did not apply. For purposes of the table and the footnotes below, there are deemed outstanding 52,884,123 shares of common stock, consisting of 48,721,065 shares of common stock currently issued and outstanding and 4,163,058 shares of common stock issuable on conversion of 261,663 Series A Preferred Shares. Each Series A Preferred Share converts into
15.91 shares of common stock.

--------------------------------------------------------------------------------
Name and address of beneficial            Common Stock         (% of class)
owner
--------------------------------------------------------------------------------

Jay Gelman                              18,341,577 (1)             (34.38%)
--------------------------------------------------------------------------------

Andre Muller                             8,685,004 (2)             (16.28%)
--------------------------------------------------------------------------------

Barbara A. Ras                             122,333 (3)              (0.23%)
--------------------------------------------------------------------------------

Humbert B. Powell, III                      85,228 (4)              (0.16%)
--------------------------------------------------------------------------------

Thomas Vitiello                             62,500 (5)              (0.12%)
--------------------------------------------------------------------------------

Steven H. Nathan                            62,500 (6)              (0.12%)
--------------------------------------------------------------------------------

All   executive   officers and          27,359,142                 (50.64%)
directors as a group
--------------------------------------------------------------------------------

Francis Vegliante                        4,684,988 (7)              (8.78%)
--------------------------------------------------------------------------------
Nathan A. Low (8)
c/o Sunrise Securities                   6,170,648 (9)             (11.40%)
Corp., 641 Lexington
Avenue N.Y., N.Y. 10022
--------------------------------------------------------------------------------
Theseus Fund, L.P.
f/k/a Minotaur Fund LLP                  5,200,000 (10)             (9.83%)
131 Olive Hill Lane, Woodside, CA
94062
--------------------------------------------------------------------------------

-----------------------------
(1) Consists of Mr. Gelman's record and beneficial ownership of 8,226,671 shares of common stock, 366,666 shares of common stock issuable upon exercise of 366,666 options that are currently exercisable, 91,667 shares of common stock issuable upon exercise of 91,667 options exercisable within 60 days, and 6,976,899 shares of common stock and 168,427 Series A Preferred Shares convertible into 2,679,674 shares of common stock that are subject to a voting proxy. Of the total number of shares of common stock subject to a voting proxy, Theseus Fund, L.P. (f/k/a Minotaur Fund LLP) granted to Mr. Gelman a proxy to vote 1,071,335 shares of common stock.

(2) Consists of Mr. Muller's record and beneficial ownership of 8,226,671 shares of common stock, 366,666 shares of common stock issuable upon exercise of 366,666 options that are currently exercisable and 91,667 shares of common stock issuable upon exercise of 91,667 options exercisable within 60 days.

(3) Consists of Ms. Ras' record and beneficial ownership of 66,000 shares of common stock and her indirect beneficial ownership of 23,000 shares of common stock owned by her husband, 25,000 shares of common stock issuable upon exercise of 25,000 options that are currently exercisable and 8,333 shares of common stock issuable upon exercise of 8,333 options exercisable within 60 days.

(4) Consists of Mr. Powell's record and beneficial ownership of 22,728 shares of common stock, 50,000 shares of common stock issuable upon exercise of 50,000 options that are currently exercisable and 12,500 shares of common stock issuable upon exercise of 12,500 options exercisable within 60 days.

(5) Consists of 50,000 shares of common stock issuable upon exercise of 50,000 options that are currently exercisable and 12,500 shares of common stock issuable upon exercise of 12,500 options exercisable within 60 days.

(6) Consists of 50,000 shares of common stock issuable upon exercise of 50,000 options that are currently exercisable and 12,500 shares of common stock issuable upon exercise of 12,500 options exercisable within 60 days.

(7) Consists of Mr. Vegliante's record and beneficial ownership of 4,226,655 shares of common stock, 366,666 shares of common stock issuable upon exercise of 366,666 options that are currently exercisable and 91,667 shares of common stock issuable upon exercise of 91,667 options exercisable within 60 days.

(8) Mr. Low has sole dispositive and voting power in Sunrise Securities Corp. Mr. Low's wife has sole voting and investment power in the shares owned by Nathan A. Low Family Trust. Mr. Low has shared voting and investment power in Level Counter LLC, which has sole investment and voting power in the shares owned by Sunrise Equity Partners. Mr. Low has shared voting and investment power in the shares owned by Sunrise Foundation Trust. Mr. Low disclaims beneficial ownership of the shares owned by Nathan A. Low Family Trust, Sunrise Equity Partners and Sunrise Foundation Trust.

(9) These 6,170,648 shares consist of 636,400 shares of common stock owned by Sunrise Equity Partners, 245,794 shares of common stock owned by Sunrise Securities Corp., 756,346 shares of common stock due to the deemed conversion of 47,539 Series A Convertible Non Redeemable Preferred Stock ("Series A Preferred Shares") owned by Nathan A. Low, 388,315 shares of common stock due to the deemed conversion of 24,407 Series A Preferred Shares owned by Nathan A. Low Family Trust, 2,290,515 shares of common stock due to the deemed conversion of 143,967 Series A Preferred Shares owned by Nathan A. Low Roth IRA, 346,504 shares of common stock due to the deemed conversion of 21,779 Series A Preferred Shares owned by Sunrise Foundation Trust, 366 shares of common stock due to the deemed conversion of 23 Series A Preferred Shares owned by Sunrise Securities Corp. and 282,307 shares of common stock due to the deemed conversion of 17,744 shares of common stock owned by Sunrise Equity Partners. Further includes 800,527 shares of common stock issuable upon exercise of 800,527 warrants owned by Nathan A. Low, 200,132 shares of common stock issuable upon exercise of 200,132 warrants owned by Sunrise Foundation Trust and 223,442 shares of common stock issuable upon exercise of 223,442 warrants owned by Sunrise Securities Corp.

(10) See footnote 1 for information relating to the voting proxy granted to Jay Gelman by Theseus Fund, L.P. f/k/a Minotaur Fund LLP.

The following table sets forth, as of March 16, 2006, information regarding the beneficial ownership (as defined in Rule 13d-3 under the Securities Exchange Act of 1934) of the Company's Series A Non Redeemable Convertible Preferred Stock ("Series A Preferred Shares") based upon the most recent information available to the Company for (i) each person known by the Company to own beneficially more than five (5%) percent of the Company's outstanding Series A Preferred Shares,
(ii) each of the Company's officers and directors and (iii) all officers and directors of the Company as a group.

Beneficial ownership is determined in accordance with the rules of the SEC, and for calculating the shares and percentage beneficially owned by each Selling Security Holder includes any securities which the person has the right to acquire within 60 days of the date of this information statement through the conversion or exercise of any security or right. The terms of the Series A Preferred Shares restrict each holder's right to convert the Series A Preferred Shares to the extent that beneficial ownership of such holder and its affiliates would exceed 4.999% or 9.999% of the shares of Common Stock that would be outstanding after giving effect to such conversion.

--------------------------------------------------------------------------------
Name and address of beneficial        Series A Convertible Non
owner                               Redeemable Preferred Shares     (% of class)
--------------------------------------------------------------------------------

Jay Gelman                                          168,427 (11)        (64.37%)
--------------------------------------------------------------------------------
All   executive   officers and                      168,427             (64.37%)
directors as a group
--------------------------------------------------------------------------------
Nathan A. Low (12)
 c/o Sunrise Securities Corp., 641                  255,459 (13)        (97.63%)
Lexington Avenue N.Y., N.Y. 10022
--------------------------------------------------------------------------------
Nathan A. Low Roth
IRA                                                 143,967 (14)        (55.02%)
c/o Sunrise Securities Corp.
641 Lexington Avenue
N.Y., N.Y. 10022
--------------------------------------------------------------------------------
Nathan A. Low Family
Trust                                                24,407 (15)         (9.33%)
c/o Sunrise Securities Corp.
641 Lexington Avenue
N.Y., N.Y. 10022
--------------------------------------------------------------------------------
Sunrise Equity
Partners                                             17,744              (6.78%)
c/o Sunrise Securities Corp.
641 Lexington Avenue
N.Y., N.Y. 10022
--------------------------------------------------------------------------------
Sunrise Foundation
Trust                                                21,779              (8.32%)
c/o Sunrise Securities Corp.
641 Lexington Avenue
N.Y., N.Y. 10022
--------------------------------------------------------------------------------
Level Counter LLC (16)
641 Lexington Avenue                                 17,744 (17)         (6.78%)
25th Floor
N.Y., N.Y.  10022
--------------------------------------------------------------------------------
Amnon Mandelbaum (18)
641 Lexington Avenue                                 17,744 (19)         (6.78%)
25th Floor
N.Y., N.Y.  10022
--------------------------------------------------------------------------------
Marilyn Adler (20)
641 Lexington Avenue                                 17,744 (21)         (6.78%)
25th Floor
N.Y., N.Y.  10022
--------------------------------------------------------------------------------

-----------------------------

(11) Consists of 24,407 Series A Preferred Shares subject to a voting proxy granted to Jay Gelman by the Nathan A. Low Family Trust, 143,967 Series A Preferred Shares subject to a voting proxy granted to Jay Gelman by the Nathan
A. Low Roth IRA and 53 Series A Preferred Shares subject to a voting proxy granted to Jay Gelman by Northumberland Holdings, LTD.

(12) Mr. Low has sole dispositive and voting power in Sunrise Securities Corp. Mr. Low's wife has sole voting and investment power in the shares owned by Nathan A. Low Family Trust. Mr. Low has shared voting and investment power in Level Counter LLC, which has sole investment and voting power in the shares owned by Sunrise Equity Partners. Mr. Low has shared voting and investment power in the shares owned by Sunrise Foundation Trust. Mr. Low disclaims beneficial ownership of the shares owned by Nathan A. Low Family Trust, Sunrise Equity Partners and Sunrise Foundation Trust.

(13) Consists of 47,539 Series A Preferred Shares owned by Nathan A. Low, 143,967 Series A Preferred Shares owned by Nathan A. Low Roth IRA, 17,744 Series A Preferred Shares owned by Sunrise Equity Partners, 24,407 Series A Preferred Shares owned by Nathan A. Low Family Trust, 21,779 Series A Preferred Shares owned by Sunrise Foundation Trust and 23 Series A Preferred Shares owned by Sunrise Securities Corp.

(14) See footnote 11 for information relating to the voting proxy granted to Jay Gelman by the Nathan A. Low Roth IRA.

(15) See footnote 11 for information relating to the voting proxy granted to Jay Gelman by the Nathan A. Low Family Trust.

(16) Level Counter LLC has sole investment and voting power in the shares owned by Sunrise Equity Partners. Level Counter LLC disclaims beneficial ownership of these shares.

(17) See footnote 16.

(18) Mr. Mandelbaum has shared voting and investment power in Level Counter LLC, which has sole investment and voting power in the shares owned by Sunrise Equity Partners. Mr. Mandelbaum disclaims beneficial ownership of the shares owned by Sunrise Equity Partners.

(19) See footnotes 16 and 18.

(20) Consists of shares owned by Level Counter LLC. Ms. Adler has shared voting and investment power in Level Counter LLC, which has sole investment and voting power in the shares owned by Sunrise Equity Partners. Ms. Adler disclaims beneficial ownership of the shares owned by Sunrise Equity Partners.

(21) See footnotes 16 and 20.

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


-----------------------------

ITEM 13. EXHIBITS
(a)
1. Financial Statements. See Item 7 Index to Financial Statements.
2. Financial Statement Schedules. Not applicable

Exhibit
Number                                                     Description
2.1           Exchange Agreement between Essential Reality, Inc. and Messrs. Jay Gelman, Andre Muller and Francis Vegliante
              dated as of June 17, 2004. Incorporated herein by reference from Exhibit 2.1 to the Company's Form 8-K filed on
              July 14, 2004 (the "Form 8-K").

2.2           Form of Agreement and Plan of Merger dated as of October 25, 2004 by and between Essential Reality, Inc. and
              Alliance Distributor Holding Inc. Incorporated herein by reference from Exhibit 2 to the Company's Form 8-K filed on November 23, 2004.

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

4.2           Form of Stock Option Agreement. Incorporated herein by reference from Exhibit 4.2 to the Company's Form 10K-SB filed on March 30, 2005.

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

9.2           Form of Irrevocable Proxy dated December 15, 2005 given in favor of Jay Gelman, filed herewith.

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

10.8          Form of Financing Agreement between the Company and Rosenthal & Rosenthal. Incorporated herein by reference from
              Exhibit 10.1 to the Company's Form 8-K filed on November 16, 2004.

10.9          Amendment dated November 1, 2005 to the Financing Agreement between the Company and Rosenthal & Rosenthal.
              Incorporated herein by reference from Exhibit 10.2 to the Company's Form 10-QSB filed on November 7, 2005.

10.10         Amendment dated October 31, 2005 to the Financing Agreement between the Company and Rosenthal & Rosenthal, filed herewith.

10.11         Form of Amendment dated March 21, 2006 to the Financing Agreement between the Company and Rosenthal & Rosenthal, filed herewith.

10.12         Form of Security Agreement issued to Rosenthal & Rosenthal. Incorporated herein by reference from Exhibit 10.2 to the Company's Form 8-K filed on November 15, 2004.

10.13         Form of Guaranty issued to Rosenthal & Rosenthal. Incorporated herein by reference from Exhibit 10.3 to the
              Company's Form 8-K filed on November 15, 2004.

10.14         Form of Registration Rights Agreement issued to Rosenthal & Rosenthal. Incorporated herein by reference from Exhibit
              10.4 to the Company's Form 8-K filed on November 15, 2004.

10.15         Lease Agreement dated as of July 28, 2003 between KIM Management, LLC, and Big Brother World, Inc. Incorporated
              herein by reference from Exhibit 10.12 to the Company's Form SB-2 filed on December 23, 2004.

10.16         Lease Agreement dated as of December 1, 2003 between Angelo Pegno et. al. and AllianceCorner Distributors Inc.
              Incorporated herein by reference from Exhibit 10.13 to the Company's Form SB-2 filed on December 23, 2004.

10.17         Lease Agreement dated as of July 1, 2003 between Angelo Pegno Et. al. and Alliance Partners, Inc. Incorporated
              herein by reference from Exhibit 10.14 to the Company's Form SB-2 filed on December 23, 2004.

10.18         Assignment and Assumption of Lease Agreement dated as of March 30, 2004 between Corner Distributors, Inc. and
              AllianceCorner Distributors, Inc., filed herewith.

10.19         Operating Agreement of Alliance Age LLC between Alliance Distributors Holding Inc. and Abrams/Gentile Entertainment
              Inc. dated July 21, 2005. Incorporated herein by reference from Exhibit 99.1 to the Company's Form 10-QSB filed on August 15, 2005.

10.20         Stock Purchase Agreement dated January 2, 2006 by and among the Company and the Sellers set forth therein.
              Incorporated herein by reference from Exhibit 10.1 to the Company's Form 8-K filed on January 10, 2006.

14            Code of Ethics. Incorporated herein by reference from Exhibit 14 to the Company's Form 8-K filed on March 16, 2005.

31.1          Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, filed herewith.

31.2          Certification of Chief Financial Officer/Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, filed herewith.

32.1          Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2          Certification of Chief Financial Officer/Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section
              1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed by the Company's principal accounting firm, Mahoney Cohen & Company, CPA, P.C., for professional services for fiscal 2005 and 2004 were as follows:

------------------------------------------------------------------------
                                       2005                 2004
------------------------------------------------------------------------
Audit fees (1)                       $107,935             $91,250
------------------------------------------------------------------------
Audit related fees (2)                 24,910              65,235
------------------------------------------------------------------------
  Total                              $132,845            $156,485
------------------------------------------------------------------------

(1) Represents fees billed in connection with the audit of the Company's financial statements and review of the financial statements included in the Company's Quarterly Reports on Form 10-QSB.
(2) Represents fees billed in connection with services related to the acquisition of Fesco and review of the Company's Form SB-2, Private Placement Memorandum, Schedule 14-C, and Form 8-K filings.

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

March 22, 2006
Alliance Distributors Holding Inc.



                                By: /s/ Jay Gelman
                                   ---------------------------------
                                   Jay Gelman
                                   CEO and Chairman of the Board



                                By: /s/ Barbara A. Ras
                                   ---------------------------------
                                   Barbara A. Ras
                                   Chief Financial Officer/Principal
                                   Financial and Accounting Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jay Gelman                                         Date:   March 22, 2006
------------------------------------------
Jay Gelman, Chief Executive Officer and
Chairman of the Board

/s/ Andre Muller                                       Date:   March 22, 2006
------------------------------------------
Andre Muller, President, Secretary, Chief
Operating Officer and Director

/s/ Barbara A. Ras
-------------------------------------------            Date:   March 22, 2006
Barbara A. Ras
Chief Financial Officer/Principal
Financial and Accounting Officer

/s/ Humbert B. Powell, III                             Date :  March 22, 2006
------------------------------------------
Humbert B. Powell, III, Director

/s/ Steven H. Nathan                                   Date :  March 22, 2006
------------------------------------------
Steven H. Nathan, Director

/s/ Thomas Vitiello                                    Date :  March 22, 2006
------------------------------------------
Thomas Vitiello, Director