Form 10-Q
period 2006-03-31
Alliance Distributors Holding Inc.
filed 2006-05-05
CIK 1115463

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________________ to ________________

                        Commission file number: 000-32319

                       ALLIANCE DISTRIBUTORS HOLDING INC.
             (Exact name of registrant as specified in its charter)

                Delaware                                     33-0851302
     (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                      Identification No.)

15-15 132nd Street, College Point, New York                    11356
 (Address of principal executive offices)                   (Zip Code)

                                 (718) 747-1500
              (Registrant's telephone number, including area code)

                                     [None]
         (Former name, former address and former fiscal year, if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                Yes [X] No [_]

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                                Yes [_] No [X]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                            Outstanding at May 1, 2006
---------------------------------------       ----------------------------------
Common Stock, $.001 par value per share                48,721,065 shares

                                      INDEX

                                                                         Pages
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

    Balance Sheets at March 31, 2006 (Unaudited)
    and December 31, 2005 (Audited)                                         3

    Statements of Operations for the three
    months ended March 31, 2006 and 2005 (Unaudited)                        4

    Statement of Stockholders' Equity for the three
    months ended March 31, 2006 (Unaudited)                                 5

    Statements of Cash Flows for the three months
    ended March 31, 2006 and 2005 (Unaudited)                               6

    Notes to Financial Statements (Unaudited)                             7-9

Item 2 - Management's Discussion and Analysis of Financial Condition
    and Results of Operations                                           10-13

Item 3 - Quantitative and Qualitative Disclosures about Market Risk        13

Item 4 - Controls and Procedures                                           13

PART II - OTHER INFORMATION

   Item 1A - Risk Factors                                               13-16

   Item 4 - Submission of Matters to a Vote of Security Holders            16

   Item 6 - Exhibits                                                       17

   Signatures                                                              18

                         Part I - Financial Information

Item 1 - Financial Statements

                       ALLIANCE DISTRIBUTORS HOLDING INC.
                                 Balance Sheets

                                                                                    March 31,      December 31,
                                                                                      2006            2005
                                                                                   (Unaudited)      (Audited)
                                                                                   ------------    ------------
                                            ASSETS
Current assets:
  Cash                                                                             $    775,774    $    251,844
  Accounts receivable, net of allowance for
    doubtful accounts of approximately $181,000                                       4,301,221       5,526,444
  Inventory                                                                           6,686,609       5,368,967
  Due from vendors                                                                      633,800         739,453
  Prepaid acquisition and proposed offering costs                                          --           161,823
  Prepaid expenses and other current assets                                             290,622         224,665
  Deferred tax asset                                                                    225,000         155,000
                                                                                   ------------    ------------
          Total current assets                                                       12,913,026      12,428,196

Property and equipment, net                                                             339,798         370,875

Other assets                                                                             66,300          71,300
                                                                                   ------------    ------------
                                                                                   $ 13,319,124    $ 12,870,371
                                                                                   ============    ============

                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Note payable-bank                                                                $  6,157,537    $  5,135,167
  Accounts payable                                                                    3,681,242       4,033,497
  Current portion of long term obligations                                               14,177          18,468
  Accrued expenses and other current liabilities                                        216,476         393,830
                                                                                   ------------    ------------
         Total current liabilities                                                   10,069,432       9,580,962

Long term obligations                                                                     9,758          12,126

Deferred lease obligation                                                                26,500          25,785

Commitments and contingencies

Stockholders' equity:
  Series A Convertible Non-Redeemable Preferred Stock,
    $.001 par value; 8,530,348 and 8,615,348 shares authorized;
    261,663 and 346,663 shares issued and outstanding
    at March 31, 2006 and December 31, 2005, respectively                                   262             347
  Common Stock, $.001 par value; 100,000,000 shares
    authorized; 48,721,065 and 47,368,756 shares
    issued and outstanding at March 31, 2006 and
    December 31, 2005, respectively                                                      48,721          47,369
  Additional paid-in capital                                                          3,278,777       3,224,521
  Accumulated deficit                                                                  (114,326)        (20,739)
                                                                                   ------------    ------------
        Total stockholders' equity                                                    3,213,434       3,251,498
                                                                                   ------------    ------------
                                                                                   $ 13,319,124    $ 12,870,371
                                                                                   ============    ============

See notes to financial statements.

                       ALLIANCE DISTRIBUTORS HOLDING INC.
                      Statements of Operations (Unaudited)
               For the three months ended March 31, 2006 and 2005



                                                  Three months ended March 31,
                                                  ----------------------------
                                                         2006           2005
                                                  ------------    ------------
Net sales                                         $ 13,318,598    $ 10,888,835

Cost of goods sold                                  11,759,688       9,646,498
                                                  ------------    ------------
Gross profit                                         1,558,910       1,242,337

Operating expenses:
  Selling, general and administrative expenses       1,275,193       1,277,402
  Terminated transaction costs                         257,457            --
                                                  ------------    ------------
Total operating expenses                             1,532,650       1,277,402
                                                  ------------    ------------
Income (loss) from operations                           26,260         (35,065)

Interest expense                                       188,057          93,613
                                                  ------------    ------------
Loss before provision for (benefit from) income
  taxes                                               (161,797)       (128,678)

Provision for (benefit from) income taxes              (68,210)          1,000
                                                  ------------    ------------
Net loss                                          $    (93,587)   $   (129,678)
                                                  ============    ============
Net loss per share - basic and diluted            $        .00    $        .00
                                                  ============    ============
Weighted-average common shares outstanding
  basic and diluted                                 48,165,127      46,417,098
                                                  ============    ============


See notes to financial statements.

                       ALLIANCE DISTRIBUTORS HOLDING INC.
                  Statement of Stockholders' Equity (Unaudited)
                    For the three months ended March 31, 2006



                                  Preferred Stock A              Common Stock          Additional                       Total
                             --------------------------    -------------------------     Paid In      Accumulated   Stockholders'
                                Shares         Amount         Shares        Amount       Capital        Deficit         Equity
                             -----------    -----------    -----------   -----------   -----------    -----------    -----------
Balance, January 1, 2006         346,663    $       347     47,368,756   $    47,369   $ 3,224,521    $   (20,739)   $ 3,251,498

Conversion of Preferred
 Stock A into Common Stock       (85,000)           (85)     1,352,309         1,352        (1,267)            --             --

Stock option compensation
  expense                             --             --             --            --        55,523             --         55,523

Net loss                              --             --             --            --            --        (93,587)       (93,587)
                             -----------    -----------    -----------   -----------   -----------    -----------    -----------
Balance, March 31, 2006          261,663    $       262     48,721,065   $    48,721   $ 3,278,777    $  (114,326)  $  3,213,434
                             ===========    ===========    ===========   ===========   ===========    ===========    ===========



See notes to financial statements.

                       ALLIANCE DISTRIBUTORS HOLDING INC.
                      Statements of Cash Flows (Unaudited)
               For the three months ended March 31, 2006 and 2005


                                                            Three months ended March 31,
                                                            ----------------------------
                                                                2006            2005
                                                            ------------    ------------
CASH FLOWS USED IN OPERATING ACTIVITIES:
    Net loss                                              $     (93,587)    $   (129,678)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
    USED IN OPERATING ACTIVITIES:
        Deferred rent                                               715            3,341
        Depreciation and amortization                            31,077           25,401
        Bad debt expense                                             --          100,000
        Stock option compensation expense                        55,523           26,833
        Interest amortization of deferred financing costs        30,000           17,000
        Deferred taxes                                          (70,000)              --
        CHANGES IN ASSETS AND LIABILITIES:
         (Increase) decrease in assets
           Accounts receivable                                1,225,223         (718,824)
           Inventory                                         (1,317,642)        (437,107)
           Due from vendors                                     105,653         (390,835)
           Prepaid acquisition and proposed offering costs      161,823               --
           Prepaid expenses and other current assets            (90,957)          11,325
         Increase (decrease) in liabilities
           Accounts payable                                    (352,255)           4,987
           Accrued expenses and other current
              liabilities                                      (177,354)          10,594
                                                            ------------    ------------
        Net cash used in operating activities                  (491,781)      (1,476,963)
                                                            ------------    ------------
CASH FLOWS USED IN INVESTING ACTIVITIES:
    Purchase of property and equipment                               --           (5,883)
                                                            ------------    ------------
        Net cash used in investing activities                        --           (5,883)
                                                            ------------    ------------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
    Proceeds from note payable - bank                         15,296,713      11,343,034
    Repayments of note payable - bank                        (14,274,343)     (9,858,420)
    Payments for registration costs                                   --         (16,250)
    Repayment of long-term obligations                            (6,659)         (8,475)
                                                            ------------    ------------
Net cash provided by financing activities                      1,015,711       1,459,889
                                                            ------------    ------------
NET INCREASE (DECREASE) IN CASH                                  523,930         (22,957)

CASH, beginning of period                                        251,844         220,605
                                                            ------------    ------------
CASH, end of period                                         $    775,774    $    197,648
                                                            ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid                                           $    173,709    $     82,913
                                                            ============    ============
    Income tax paid                                         $     82,216    $      2,013
                                                            ============    ============

See notes to financial statements.

                       ALLIANCE DISTRIBUTORS HOLDING INC.
                    Notes to Financial Statements (Unaudited)

Note 1 - THE COMPANY AND INTERIM FINANCIAL STATEMENTS

Alliance Distributors Holding Inc. (the "Company" or "Alliance") is a distributor of video game consoles, peripherals, accessories and software to customers throughout the United States for most key manufacturers and third party publishers in the video game industry. The Company operates as a single segment.

On July 21, 2005, the Company and Abrams/Gentile Entertainment Inc. ("Age") entered into an operating agreement ("Agreement") in which the Company and Age became members in Alliance Age LLC, a limited liability company formed in Delaware, to set forth the terms on which the parties will develop and commercialize products they mutually agree upon from time to time. The Company owns 65% of Alliance Age LLC. As of March 31, 2006, Alliance Age LLC was inactive.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. This Form 10-Q should be read in conjunction with the Company's financial statements and notes included in the 2005 Annual Report on Form 10-KSB. In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements.

The results of operations for the interim periods are not necessarily indicative of the results that maybe expected for the full year ending December 31, 2006.

Note- 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Allowance for Doubtful Accounts

The Company establishes credit terms for new clients based upon management's review of their credit information and projects terms, performs ongoing credit evaluations of its customers, adjusting credit terms when management believes appropriate based upon payment history and an assessment of their current credit worthiness. The Company records an allowance for doubtful accounts for estimated losses resulting from the inability of its clients to make required payments. The Company determines this allowance by considering a number of factors, including the length of time trade accounts receivable are past due, previous loss history, estimate of the client's current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. While credit losses have generally been within expectations and the provisions established, the Company cannot guarantee that credit loss rates in the future will be consistent with those experienced in the past. In addition, the Company has credit exposure if the financial condition of one of its major clients were to deteriorate. In the event that the financial condition of its clients were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be necessary. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change. As of March 31, 2006 and December 31, 2005, the Company's allowance for doubtful accounts has a balance of approximately $181,000.

Inventory

Inventory consists entirely of finished goods held for sale and is reported at the lower of cost or market, on the average cost basis. The Company receives price protection from its suppliers for merchandise that may be slow moving or aged. The Company evaluates the adequacy of its slow moving or aged inventory quarterly and writes down its inventory to fair value based upon the price protection received or current market value. While write-downs have been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same level of write-downs as in the past. At times, the Company makes advance payments to vendors to procure and ensure delivery of certain high demand products. Such deposits are reflected as due from vendors in the balance sheet. The Company does not offer warranties to its customers but will accept returns of product claimed to be defective and reimburse the customers for the full purchase price. The majority of the Company's suppliers in turn accept these returns from us. There are no reserves for warranties as of March 31, 2006 and December 31, 2005.

Income Taxes

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

Common equivalents for the three months ended March 31, 2006 and 2005 exclude 792,802 and 261,905 shares, respectively, for warrants issued since their effect would be anti-dilutive.

Stock Based Compensation

Previously, pursuant to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," the Company accounted for stock based employee compensation arrangements using the intrinsic value method. Accordingly, no compensation expense was recorded in the financial statements with respect to option grants, since the options were granted at/or above market value.

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), "Share Based Payment" ("SFAS No. 123R") which eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The Company has adopted the modified prospective method whereby compensation cost is recognized in the financial statements beginning with the effective date based on the requirements of SFAS No. 123R for all share-based payments granted after that date and for all unvested awards granted prior to that date.

Had compensation costs for the Company's stock option grants to employees been determined based on the fair value at the grant dates for awards under these plans in accordance with SFAS No. 123R, the Company's net income (loss) and basic and diluted net income (loss) per share would have been as follows:

                                                         For the three months ended
                                                                 March 31,
                                                              2006        2005
                                                           ----------------------
                                                                (Unaudited)
Net loss, as reported                                      $ (93,587)   $(129,678)

Add: stock-based employee compensation expense, included
  in reported net loss, net of taxes                          29,427         --

Deduct: stock-based employee compensation expense
  determined under fair value based method, net of taxes     (29,427)     (53,208)
                                                           ---------    ---------
Proforma net loss                                          $ (93,587)   $(182,886)
                                                           =========    =========
Net loss per share:

    Basic and diluted net loss per share, as reported      $    0.00    $    0.00
                                                           =========    =========
    Pro forma basic and diluted net loss per share         $    0.00    $    0.00
                                                           =========    =========

The fair value of the options-pricing model was calculated with the following weighted-average assumptions used for grants during the three months ended March 31, 2005: risk-free interest rate 4.25-4.5%; expected life 6.5 years; expected volatility 55-115%. The fair value generated by the Black-Scholes model may not be indicative of the future benefit, if any, that may be received by the option holder. There were no grants of options during the three months ended March 31, 2006.

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

The Agreement terminates November 30, 2007 unless terminated by Rosenthal on 30 days' notice. Interest accrues on outstanding borrowings at the prime rate (but not less than 4.75%) plus 1.5%. At March 31, 2006, the interest rate on borrowings outstanding was 9.25%. In addition, the Company will pay the lender on each anniversary date an annual fee of 1% of the maximum credit which is amortized over one year, and a monthly administrative fee of $1,000. The financing expense for the annual fee recorded for the three months ended March 31, 2006 and 2005 amounted to approximately $25,000 and $12,500, respectively. At March 31, 2006 and December 31, 2005, the principal amount outstanding under the facility was $6,157,537 and $5,135,167, respectively.

In connection with establishing the Agreement, the Company issued to Rosenthal a warrant (the "Warrant") to purchase 500,000 shares of common stock at $0.10 per share. The Warrant expires on November 30, 2010. On notice by the Company the Warrants will expire earlier if the closing price of the common stock during a period designated in the Warrants is not less than $0.40 per share. The Warrants may be exercised for cash or on a cashless basis (i.e., by deducting from the number of shares otherwise issuable on exercise a number of shares that have a then market value equal to the exercise price). The Company recorded a deferred financing cost of approximately $60,000 in the fourth quarter 2004, representing the fair value of the warrants, which will be amortized over the life of the financing agreement of three years. The financing expense recorded for the three months ended March 31, 2006 and 2005 amounted to approximately $5,000 and $4,500, respectively.

Under the terms of the Agreement, the Company is required to maintain a specified level of net worth, working capital and debt ratios as defined. On March 21, 2006, the Company and Rosenthal agreed to amend the covenants, effective December 31, 2005. The Company was in compliance with all its covenants at March 31, 2006.

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

Note 5 - SUBSEQUENT EVENT

On April 26, 2006, the Company announced that it will not buy Foto Electric Supply Co., Inc. (Fesco). An agreement by the Company to buy Fesco expired by its terms on February 28, 2006, and subsequent discussions to extend and amend the agreement have ended. The Company recorded a charge of approximately $257,000 in the first quarter of 2006 for its costs in the terminated transaction.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD - LOOKING STATEMENTS

The following discussion of our financial condition and results of operations should be read together with the financial statements and related notes included elsewhere in this report. Some of the statements in this section that are not historical facts are forward-looking statements. You are cautioned that the forward-looking statements contained in this section are estimates and predictions, and that our actual results could differ materially from those anticipated in the forward-looking statements due to risks, uncertainties or actual events differing from the assumptions underlying these statements. The risks, uncertainties, and assumptions include, but are not limited to, those disclosed in our annual report on Form 10-KSB for our fiscal year ended December 31, 2005.

OVERVIEW

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

Accounts Receivable - Accounts Receivable as shown on the Balance Sheet are net of allowances and anticipated discounts. The Company establishes credit terms for new clients based upon management's review of their credit information and projects terms, performs ongoing credit evaluations of its customers, adjusting credit terms when management believes appropriate based upon payment history and an assessment of their current credit worthiness. The allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the financial statements for estimated losses resulting from the inability of its clients to make required payments. The Company determines this allowance by considering a number of factors, including the length of time trade accounts receivable are past due, previous loss history, estimate of the client's current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. While credit losses have generally been within expectations and the provisions established, the Company cannot guarantee that credit loss rates in the future will be consistent with those experienced in the past. In addition, the Company has credit exposure if the financial condition of one of its major clients were to deteriorate. In the event that the financial condition of its clients were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be necessary. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change. As of March 31, 2006 and December 31, 2005, the Company's allowance for doubtful accounts has a balance of approximately $181,000.

Inventories - Inventory is stated at the lower of cost or market, cost being determined on the average cost basis. The Company receives price protection from its suppliers for merchandise that may be slow moving or aged. The Company evaluates the adequacy of its slow moving or aged inventory quarterly and writes down its inventory to fair value based upon the price protection received or current market value. While write-downs have been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same level of write-downs as in the past. The Company does not offer warranties to its customers but will accept returns of product claimed to be defective and reimburse the customers for the full purchase price. The majority of the Company's suppliers in turn accept these returns from us. There are no reserves for warranties as of March 31, 2006 and December 31, 2005.

Income Taxes - At December 31, 2005, the Company had federal and state net operating loss carryforwards (NOL's) of approximately $5,481,000. In accordance with SFAS No. 109, "Accounting for Income Taxes", the Company establishes valuation allowances if it is "more likely than not" that the Company will not be able to utilize it to offset future taxes. The Company has established a valuation allowance of $2,356,600 at December 31, 2005 due to the uncertainty surrounding the realization of the NOL's which resulted from a transaction under a Share Exchange Agreement in June 2004 by and among the Company (formerly Essential Reality, Inc.) and Jay Gelman, Andre Muller and Francis Vegliante ("Exchange Agreement"). Pursuant to IRC Section 382 of the Tax Reform Act of 1986 the utilization of NOL's is limited in the case of certain transactions including significant changes in ownership interests. The Company has determined that based upon the terms of the Exchange Agreement, an ownership change pursuant to this Act has occurred and as a result, the NOL's are significantly limited.

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

RESULTS OF OPERATIONS

The following table shows each specified item as a dollar amount and as a percentage of net sales for the three months ended March 31, 2006 and 2005, and should be read in conjunction with the financial statements included elsewhere in this Quarterly Report on Form 10-Q:


                                              Three months                 Three months
                                                  ended                        ended
                                                 March 31,                    March 31,
                                                   2006                         2005
                                               (Thousands)                   (Thousands)
                                         ------------------------     -----------------------
Net sales                                $   13,319         100.0%    $   10,889        100.0%
Cost of goods sold                           11,760          88.3%         9,647         88.6%
                                         ----------    ----------     ----------   ----------
   Gross profit                               1,559          11.7%         1,242         11.4%

Operating expenses:
  Selling, general and
    administrative expenses                   1,275           9.6%         1,277         11.7%
  Terminated transaction costs                  258           1.9%            --           .0%
                                         ----------    ----------     ----------   ----------
Total operating expenses                      1,533          11.5%         1,277         11.7%
                                         ----------    ----------     ----------   ----------
Income (loss) from operations                    26            .2%           (35)         (.3%)

Interest expense                                188           1.4%            94           .9%
                                         ----------    ----------     ----------   ----------
Loss before income taxes                       (162)         (1.2%)         (129)        (1.2%)

Income tax expense (benefit)                    (68)          (.5%)             1           .0%
                                         ----------    ----------     ----------   ----------

Net loss                                 $      (94)          (.7%)   $     (130)        (1.2%)
                                         ==========    ==========     ==========   ==========

Three Months Ended March 31, 2006 compared to Three Months Ended March 31, 2005

Net sales increased by $2,429,763, or 22.3%, from $10,888,835 for the three months ended March 31, 2005 to $13,318,598 for the three months ended March 31, 2006. The growth in net sales was primarily due to the increase in sales with our existing customers, as well as an increase in our customer base.

Cost of goods sold increased by $2,113,190, or 21.9%, from $9,646,498 for the three months ended March 31, 2005 to $11,759,688 for the three months ended March 31, 2006. The increase was consistent with revenue growth. Gross profit as a percentage of net sales increased to 11.7% for the three months ended March 31, 2006 from 11.4% for the three months ended March 31, 2005. Cost of goods sold excludes the distribution costs of purchasing, receiving, inspection, warehousing and handling costs; we include these costs in our selling, general and administrative expenses. Our gross margins may not be comparable to those of other entities since some entities include these distribution costs in the cost of goods sold. These distribution costs were $311,028 and $252,079 for the three months ended March 31, 2006 and 2005, respectively.

Selling, general and administrative expenses decreased by $2,209, or .2%, from $1,277,402 for the three months ended March 31, 2005 to $1,275,193 for the three months ended March 31, 2006. The decrease was primarily due to the Company's decrease in bad debt expense of $100,000 offset by increases in freight out expenses of $60,483 due primarily to fuel increases and advertising and marketing expenses of $20,759 as a result of the Company's attendance at trade shows in the first quarter of 2006. Selling, general and administrative expenses as a percentage of net sales decreased to 9.6% for the three months ended March 31, 2006 from 11.7% for the three months ended March 31, 2005. For the three months ended March 31, 2006, selling, general and administrative expenses were comprised of the following: $190,751 in selling expenses, $311,028 in distribution costs and $773,414 in general and administrative expenses. For the three months ended March 31, 2005, selling, general and administrative expenses were comprised of the following: $164,758 in selling expenses, $252,079 in distribution costs and $860,565 in general and administrative expenses.

Terminated transaction costs of $257,457, or 1.9% of sales, have been expensed to operations in the three months ended March 31, 2006 because of the Company's determination that it will not buy Foto Electric Supply Co., Inc. (Fesco). An agreement by the Company to buy Fesco expired by its terms on February 28, 2006, and subsequent discussions to extend and amend the agreement have ended.

Interest expense increased by $94,444, or 100.9%, from $93,613 for the three months ended March 31, 2005 to $188,057 for the three months ended March 31, 2006. The increase was primarily due to increased borrowings, higher interest rates on bank borrowings and increased interest amortization of deferred financing costs during the three months ended March 31, 2006. The increased borrowing levels were the result of increased sales volume that required higher inventory levels.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 2006 net cash used in operating activities was $491,781. Net cash used in operations for the three months ended March 31, 2006 consisted of a net loss of $93,587 and included the following changes in operating assets and liabilities: a decrease in accounts receivable of $1,225,223, an increase in inventory of $1,317,642, a decrease in prepaid acquisition and proposed offering costs of $161,823, a decrease in accounts payable of $352,255 and a decrease in accrued expenses and other current liabilities of $177,354. The decrease in accounts receivable of $1,225,223 was primarily the result of lower sales volume in the first quarter of 2006 than fourth quarter of 2005. The increase in inventory of $1,317,642 in the first quarter of 2006 was the result of new releases and strategic inventory purchases based upon anticipated market demand for hardware.

There was no net cash used in investing activities for the three months ended March 31, 2006.

Net cash provided by financing activities for the three months ended March 31, 2006 was $1,015,711 which primarily consisted of net proceeds on our note payable to bank of $1,022,370.

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

The Agreement terminates November 30, 2007 unless terminated by Rosenthal on 30 days' notice. Interest accrues on outstanding borrowings at the prime rate (but not less than 4.75%) plus 1.5%. At March 31, 2006, the interest rate on borrowings outstanding was 9.25%. In addition, the Company will pay the lender on each anniversary date an annual fee of 1% of the maximum credit which is amortized over one year, and a monthly administrative fee of $1,000. The financing expense for the annual fee recorded for the three months ended March 31, 2006 and 2005 amounted to approximately $25,000 and $12,500, respectively. At March 31, 2006 and December 31, 2005, the principal amount outstanding under the facility was $6,157,537 and $5,135,167, respectively.

In connection with establishing the Agreement, the Company issued to Rosenthal a warrant (the "Warrant") to purchase 500,000 shares of common stock at $0.10 per share. The Warrant expires on November 30, 2010. On notice by the Company the Warrants will expire earlier if the closing price of the common stock during a period designated in the Warrants is not less than $0.40 per share. The Warrants may be exercised for cash or on a cashless basis (i.e., by deducting from the number of shares otherwise issuable on exercise a number of shares that have a then market value equal to the exercise price). The Company recorded a deferred financing cost of approximately $60,000 in the fourth quarter 2004, representing the fair value of the warrants, which will be amortized over the life of the financing agreement of three years. The financing expense recorded for the three months ended March 31, 2006 and 2005 amounted to approximately $5,000 and $4,500, respectively.

Under the terms of the Agreement, the Company is required to maintain a specified level of net worth, working capital and debt ratios as defined. On March 21, 2006, the Company and Rosenthal agreed to amend the covenants, effective December 31, 2005. The Company was in compliance with all its covenants at March 31, 2006.

The Company believes that it will have sufficient liquidity for the next twelve months and the foreseeable future. However, the Company would be materially and adversely affected if Rosenthal demands payment of these borrowings under the Agreement and the Company is unable to refinance these borrowings.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. The Company has no financial instruments that give it exposure to foreign exchange rates or equity prices.

The Company's pre-tax earnings and cash flows are exposed to changes in interest rates as all borrowings under its credit facility bear interest at the prime rate (but not less than 4.75%) plus 1.5%. As of March 31, 2006, the Company's note payable-bank bore interest at 9.25%. As of March 31, 2006, a hypothetical immediate 10% adverse change in prime interest rates relating to the Company's note payable-bank would have an approximate $57,000 unfavorable impact on its earnings and cash flows over a one-year period, assuming the borrowing level remains consistent with the outstanding borrowings as of March 31, 2006. The fair value of the borrowings under the credit facility is not affected by changes in market interest rates.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation has been carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer/Principal Financial and Accounting Officer, of the effectiveness of the design and the operation of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2006 ("Evaluation Date"). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer/Principal Financial and Accounting Officer have concluded that, as of the Evaluation Date, the disclosure controls and procedures are reasonably designed and effective to ensure that (i) information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer/Principal Financial and Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

                            PART 2. OTHER INFORMATION

Item numbers 1, 2, 3 and 5 are not applicable and have been omitted.

ITEM 1A. RISK FACTORS

We have a limited operating history and have engaged in our current business only since August 2003.

In November 2003, under prior management of the Company, we discontinued our business of manufacturing and selling a video controller. Our current videogame distribution business commenced operations on August 11, 2003 and was acquired by us in June 2004. We have not yet demonstrated our ability to operate profitably during a major downturn in our industry.

We may be unable to sell our existing inventory after announcements by major manufacturers of new platform launches.

We may be adversely affected if a current industry slowdown in consumer purchases of hardware models continues for a lengthy period of time. Because of the planned introduction of new system platforms from Sony Corporation, Nintendo, and shortages in Xbox 360 consoles from Microsoft, consumers often elect to wait for these new models instead of purchasing current systems, and this can cause a significant slowdown in industry revenues. If this were to continue and intensify, there would be a significant negative impact on our customers' ability to sell their existing inventory. As a result, orders for current systems would be reduced significantly, which would greatly limit our ability to sell these products. Although major manufacturers have traditionally reduced the prices of their current hardware models ahead of the launch of new systems, we cannot assure you that these manufacturers will continue this price reduction strategy. Even if manufacturers do reduce prices, we cannot assure you that any past success will result in increased purchases of existing systems ahead of new platform launches.

We are dependent on the contributions of our key executives and must maintain their services; Not entitled to key man proceeds.

Our success depends in large degree upon the skills of our senior management team and key employees and, in particular, Jay Gelman, our Chairman and CEO, and Andre Muller, our COO. We have entered into an employment agreement with Mr. Gelman. This employment agreement expires May 31, 2006. None of such persons has expressed any intention to terminate or not commence services on our behalf, as the case may be. We have obtained only $1,000,000 in key man insurance on the life of Mr. Gelman, and this policy has been assigned to the Company's senior lender. The loss of the services of any of these persons would have a material adverse effect on our business.

Gross margins relating to our business have been historically narrow which increases the impact of variations in costs on our operating results.

As a result of intense price competition, our gross margins in our business have historically been narrow and may continue to be narrow in the future. Accordingly, slight variations in operating costs and expenses could result in losses in our distribution business from period to period.

We depend on a limited number of suppliers and have no long-term agreement with any suppliers.

Our ability to obtain particular products in required quantities and to fulfill customer orders on a timely basis is critical to our success. In most cases, we have no guaranteed price or delivery agreements with suppliers. In certain product categories, limited price concessions or return rights offered by publishers may have a bearing on the amount of product we may be willing to purchase. Our industry may experience significant hardware supply shortages from time to time due to the inability of certain manufacturers to supply certain products on a timely basis. As a result, we have experienced, and may in the future continue to experience, short-term hardware inventory shortages. In addition, we do not develop or manufacture any of the products we sell, but act solely as a distributor for the products of third parties. As such, we are entirely dependent on manufacturers or publishers who currently distribute their products through us, and who may, at any time, decide to distribute, or to substantially increase their existing distribution, through other distributors, or directly to retailers. During the three months ended March 31, 2006, our three largest suppliers accounted for approximately 53.5% of our purchases (with one accounting for approximately 29.8% of such total purchases alone) and our ten largest suppliers in the aggregate accounted for approximately 80.9% of our purchases. Our distribution agreements with our major suppliers are generally terminable at any time by the suppliers on 30 days' prior written notice. In the event that we are unable to maintain our distribution arrangements with one or more of these significant suppliers, our business would be harmed and may not survive.

We would be adversely affected by a change in the marketing and distribution of videogame hardware systems and videogames by manufacturers.

Major manufacturers such as Sony, Nintendo and Microsoft, could change their marketing strategies and rely less on their current distributors to sell hardware systems and videogames. Since we depend on the products from these manufacturers for a significant portion of our revenues, this would adversely impact our financial situation, as there would be fewer products available for sale by us and our customers would be forced to look for other sources to procure the types of products we currently sell to them. Although we believe that there is only a limited risk that these manufacturers would significantly reduce their distribution of products through us, because of our high level of product penetration and strong customer base, we cannot assure you that one or more of these manufacturers will not take such action.

We have not entered into any distribution arrangement with Microsoft for distribution of its Xbox(R) product.

To date we have no direct business relationship with Microsoft Corporation ("Microsoft") for the distribution of its Xbox(R) game console. The Xbox and Xbox 360 consoles, currently represent an important segment of the videogame console market. To date, as a result of our inability to obtain a direct distribution arrangement with Microsoft for its Xbox products, we have had to purchase Xbox(R) products from one of Microsoft's distributors, thereby reducing our margins on these products. In the event that we are unable to acquire a direct distribution arrangement with Microsoft, in the near future, for the sale of Xbox products, including the newly-launched Xbox 360, our business could be adversely affected.

Our quarterly operating results may vary significantly, which could cause the price of our Common Stock to decline.

We have experienced and may continue to experience wide fluctuations in quarterly operating results. The interactive entertainment industry is highly seasonal, with sales typically higher during the fourth calendar quarter, due primarily to the increased demand for games during the holiday buying season. Our failure or inability to acquire products on a timely basis to meet seasonal fluctuations in demand may harm our business and operating results. These fluctuations could also cause the price of our Common Stock to decline. Other factors that cause fluctuations include:

      o     delays in the introduction of new titles;
      o     the size and timing of product and business acquisitions;
      o variations in sales of titles designed to operate on particular platforms;
      o     availability of hardware platforms;
      o     product returns and price concessions; and
      o     the timing of orders from major customers.

Our expense levels are based, in part, on our expectations regarding future sales and therefore our operating results would be harmed by a decrease in sales or a failure to meet our sales expectations. The uncertainties associated with interactive entertainment software development, manufacturing lead times, production delays and the approval process for products by hardware manufacturers and other licensors make it difficult to predict the quarter in which products will ship and therefore may cause us to fail to meet financial expectations. In future quarters our operating results may fall below the expectations of securities analysts and investors. In this event, the market price of our Common Stock could significantly decline.

We are subject to the risk that our inventory values may decline and protective terms under supplier arrangements may not adequately cover the decline in values.

The interactive entertainment software and hardware industry is characterized by the introduction of new and enhanced generations of products and evolving industry standards. These changes may cause inventory to decline substantially in value or to become obsolete. We are also exposed to inventory risk in our distribution business to the extent that supplier price concessions are not available on all products or quantities and are subject to time restrictions. In addition, suppliers may become insolvent and unable to fulfill price concession obligations.

We have no long term agreements with any customer and we are dependent on a limited number of customers.

We do not have long-term purchase and sale agreements with any of our customers, and all of our sales to customers are made on a purchase order by purchase order basis. Although we believe that our customer base currently consists of approximately 2,600 retail stores located throughout the United States and Canada, with a majority being in the New York metropolitan area and surrounding tri-state region, during the three months ended March 31, 2006, our largest customer accounted for 12.6% of our sales, our top five customers accounted for 40.3% of our sales, our top ten customers accounted for 55.1% of our sales and our top 25 customers accounted for 68.7% of our sales. Since we have no long-term commitments with any of the customers to continue to purchase products from us, the loss of any of these customers could have a materially adverse effect on our business.

We hold no patents or material proprietary technology.

We have no intellectual property other than a trademark for "Video Game
Alliance."

Unanticipated warranty costs could affect our ability to operate profitably.

We do not have any facilities for the repair or service of any products, and generally reimburse our customers in full for returns. Although the majority of our suppliers accept these returns from us, certain suppliers credit us with a fixed allowance for returns and require that we assume the risk of excess returns. We will be adversely affected if our returns for these suppliers exceed their return allowances.

Risks Related To Our Industry

Our business operates in a highly competitive environment.

The intense competition that characterizes our industry is based primarily on breadth, availability and quality of product lines; price; terms and conditions of sale; credit terms and availability; speed and accuracy of delivery; and effectiveness of sales and marketing programs. Our competitors include regional, national and international distributors, as well as hardware manufacturers and software publishers. There are several distributors in the United States that have revenues and financial resources and company history substantially greater than us. We are at a disadvantage to these companies and need to compete on the basis of the services we provide to our customers. We may lose market share or be forced in the future to reduce our prices in response to the actions of our competitors, and thereby experience a reduction in our gross margins.

We may be adversely affected if the financial health of the U.S. retail industry should deteriorate.

We are subject to broad economic factors that drive consumer spending and maintain the health of the U.S. retail industry. These factors include, but are not limited to, unemployment rates, consumer credit levels, consumer confidence, and household discretionary income. If any of these or other economic factors should erode, consumer spending would fall and the U.S. retail industry would suffer a downturn. Consequently, our earnings would be adversely impacted by lower sales.

We may be adversely affected by the trend towards retail trade consolidation.

As we pursue our retail distribution strategy, our sales will be contingent upon the favorable wholesale prices that we can obtain from retailers. If retailers merge or the retail industry consolidates, the larger, combined retailers will have significant pricing power because of the sheer size of their retail networks. As a result, we may not be able to obtain reasonable prices for the products we distribute. Consequently, our margins will decline and our results of operations would be reduced. There can be no assurance that we will be able to obtain reasonable wholesale prices for the products we distribute under a scenario where retailers merge and consolidate into larger entities.

The market for the titles we carry is characterized by short product life cycles.

The market for the titles we carry is characterized by short product life cycles and frequent introductions of new products. New products introduced may not achieve significant market acceptance or achieve sufficient sales to permit us to recover the amounts advanced by us to purchase such products, as well as our marketing costs. The life cycle of a game generally involves a relatively high level of sales during the first few months after introduction followed by a decline in sales. Because revenues associated with the initial shipments of a new product generally constitute a high percentage of the total revenues associated with the life of a product, any delay in the introduction of one or more new products or our ability to obtain such products on a timely basis, could adversely affect our operating results for particular periods.

Our business is cyclical, and we may fail to anticipate changing consumer preferences.

Our business is subject to all of the risks generally associated with the interactive entertainment industry, which has been cyclical in nature and has been characterized by periods of significant growth followed by rapid declines. Our future operating results will depend on numerous factors beyond our control, including:

      o the popularity, price and timing of new software and hardware platforms being released and distributed by us and our competitors;

      o international, national and regional economic conditions, particularly economic conditions adversely affecting discretionary consumer spending;

      o war, acts of terrorism and military action, which could adversely affect consumer preferences in entertainment;

      o     changes in consumer demographics;

      o     the availability and popularity of other forms of entertainment; and

      o critical reviews and public tastes and preferences, all of which change rapidly and cannot be predicted.

In order to plan for acquisition and promotional activities, we must anticipate and respond to rapid changes in consumer tastes and preferences. A decline in the popularity of interactive entertainment or particular platforms could cause sales of the products we distribute to decline dramatically. The period of time necessary to develop new game titles, obtain approvals of manufacturers and produce finished products is unpredictable. During this period, consumer appeal for a particular title may decrease, causing product sales to fall short of expectations.

Rating systems for interactive entertainment software, potential legislation and consumer opposition could inhibit sales of the products we carry.

Trade organizations within the videogame industry require interactive entertainment software publishers to provide consumers with information relating to graphic violence, profanity or sexually explicit material contained in software titles, and impose penalties for noncompliance. We understand that certain countries have also established similar rating systems as prerequisites for sales of interactive entertainment software in such countries. Our suppliers' software titles receive a rating of "E" (age 6 and older), "T" (age 13 and over) or "M" (age 17 and over). Many of the new titles we carry have received an M rating. We do not know whether our supplies properly comply with such rating systems or properly display the ratings and content descriptions received for our titles.

Several proposals have been made for federal legislation to regulate the interactive entertainment software, motion picture and recording industries, including a proposal to adopt a common rating system for interactive entertainment software, television and music containing violence or sexually explicit material, and the Federal Trade Commission has issued reports with respect to the marketing of such material to under-17 audiences. Consumer advocacy groups have also opposed sales of interactive entertainment software containing graphic violence or sexually explicit material by pressing for legislation in these areas (including legislation prohibiting the sale of certain "M" rated videogames to under-17 audiences) and by engaging in public demonstrations and media campaigns. Retailers may decline to sell interactive entertainment software containing graphic violence or sexually explicit material, which may limit the potential market for the "M" rated products we sell, and adversely affect our operating results. If any groups (including international, national and local political and regulatory bodies) were to target our suppliers' "M" rated titles, we might be required to discontinue a particular title, which in the case of the best selling titles could seriously hurt our business.

Our business is subject to sudden changes in the popularity of the products we distribute and to technological changes.

We will be adversely affected by any material decrease in the attractiveness of videogames, or by the availability of equivalent entertainment through the Internet or other channels. The sudden decline in popularity of even one particular video console or game can force us to make a substantial write-down of our inventory of these products.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

ITEM 6. EXHIBITS.

                                    Exhibits.

EXHIBIT INDEX



NUMBER       DESCRIPTION
------       -----------
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

May 5, 2006
Alliance Distributors Holding Inc.





By: /s/ Jay Gelman
    -------------------------------------------
    Jay Gelman
    CEO and Chairman of the Board

By: /s/ Barbara A. Ras
    -------------------------------------------
    Barbara A. Ras
    Chief Financial Officer/Principal Financial and
    Accounting Officer