Form 10-Q
period 2006-06-30
Alliance Distributors Holding Inc.
filed 2006-08-11
CIK 1115463

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

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

                                                                  Yes [X] No [ ]

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

                                                                  Yes [ ] No [X]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                          Outstanding at August 8, 2006
---------------------------------------         -----------------------------
Common Stock, $.001 par value per share               48,721,065 shares

                                      INDEX

                                                                         Pages
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

    Balance Sheets at June 30, 2006 (Unaudited)
    and December 31, 2005 (Audited)                                         3

    Statements of Operations for the three and six
    months ended June 30, 2006 and 2005 (Unaudited)                         4

    Statement of Stockholders' Equity for the six
    months ended June 30, 2006 (Unaudited)                                  5

    Statements of Cash Flows for the six months
    ended June 30, 2006 and 2005 (Unaudited)                                6

    Notes to Financial Statements (Unaudited)                             7-9

Item 2 - Management's Discussion and Analysis of Financial Condition
    and Results of Operations                                           10-14

Item 3 - Quantitative and Qualitative Disclosures about Market Risk        14

Item 4 - Controls and Procedures                                           14

PART II - OTHER INFORMATION

   Item 1  - Legal Proceedings                                             14

   Item 1A - Risk Factors                                               15-18

   Item 6  - Exhibits                                                      18

   Signatures                                                              19

                         Part I - Financial Information

Item 1 - Financial Statements

                       ALLIANCE DISTRIBUTORS HOLDING INC.
                                 Balance Sheets

                                                                                    June 30,       December 31,
                                                                                      2006            2005
                                                                                   (Unaudited)      (Audited)
                                                                                   ------------    ------------
                                     ASSETS
Current assets:
  Cash                                                                             $     74,383    $    251,844
  Accounts receivable, net of allowance for doubtful
    accounts of approximately $206,000 and $181,000 at
    June 30, 2006 and December 31, 2005, respectively                                 4,248,642       5,526,444
  Inventory                                                                           5,096,029       5,368,967
  Due from vendors                                                                      347,019         739,453
  Prepaid acquisition and proposed offering costs                                          --           161,823
  Prepaid expenses and other current assets                                             510,795         224,665
  Deferred tax asset                                                                    170,000         155,000
                                                                                   ------------    ------------
          Total current assets                                                       10,446,868      12,428,196

Property and equipment, net                                                             283,323         370,875

Other assets                                                                            120,153          71,300
                                                                                   ------------    ------------
                                                                                   $ 10,850,344    $ 12,870,371
                                                                                   ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Note payable-bank                                                                $  3,581,500    $  5,135,167
  Accounts payable                                                                    3,698,778       4,033,497
  Current portion of long term obligations                                               17,028          18,468
  Accrued expenses and other current liabilities                                        150,404         393,830
                                                                                   ------------    ------------
         Total current liabilities                                                    7,447,710       9,580,962

Long term obligations                                                                     7,376          12,126

Deferred lease obligation                                                                53,205          25,785

Commitments and contingencies

Stockholders' equity:
  Series A Convertible Non-Redeemable Preferred Stock,
    $.001 par value;8,530,348 and 8,615,348 shares authorized;
    261,663 and 346,663 shares issued and outstanding
    at June 30, 2006 and December 31, 2005, respectively                                    262             347
  Common Stock, $.001 par value; 100,000,000 shares
    authorized; 48,721,065 and 47,368,756 shares
    issued and outstanding at June 30, 2006 and
    December 31, 2005, respectively                                                      48,721          47,369
  Additional paid-in capital                                                          3,334,299       3,224,521
  Accumulated deficit                                                                   (41,229)        (20,739)
                                                                                   ------------    ------------
        Total stockholders' equity                                                    3,342,053       3,251,498
                                                                                   ------------    ------------
                                                                                   $ 10,850,344    $ 12,870,371
                                                                                   ============    ============

See notes to financial statements.

                       ALLIANCE DISTRIBUTORS HOLDING INC.
                      Statements of Operations (Unaudited)
            For the three and six months ended June 30, 2006 and 2005



                                                     Three months ended June 30,    Six months ended June 30,
                                                     ---------------------------    ---------------------------
                                                         2006           2005            2006           2005
                                                     ------------   ------------    ------------   ------------
Net sales                                            $ 13,268,597   $ 12,224,803    $ 26,587,196   $ 23,113,638

Cost of goods sold                                     11,617,158     11,154,292      23,376,846     20,800,790
                                                     ------------   ------------    ------------   ------------
Gross profit                                            1,651,439      1,070,511       3,210,350      2,312,848

Operating expenses:
  Selling, general and administrative expenses          1,445,957      1,274,402       2,721,150      2,551,804
  Terminated transaction costs                                 --             --         257,457             --
  Other income                                           (108,772)            --        (108,772)            --
                                                     ------------   ------------    ------------   ------------
Total operating expenses                                1,337,185      1,274,402       2,869,835      2,551,804
                                                     ------------   ------------    ------------   ------------
Income (loss) from operations                             314,254       (203,891)        340,515       (238,956)

Interest expense                                          185,816        126,809         373,873        220,422
                                                     ------------   ------------    ------------   ------------
Income (loss) before provision for (benefit from)
  income taxes                                            128,438       (330,700)        (33,358)      (459,378)

Provision for (benefit from) income taxes                  55,343          5,103         (12,868)         6,103
                                                     ------------   ------------    ------------   ------------
Net income (loss)                                    $     73,095   $   (335,803)   $    (20,490)  $   (465,481)
                                                     ------------   ------------    ------------   ------------
Net income (loss) per share - basic                  $        .00   $       (.01)   $        .00   $       (.01)
                                                     ============   ============    ============   ============
Net income (loss) per share - diluted                $        .00   $       (.01)   $        .00   $       (.01)
                                                     ============   ============    ============   ============
Weighted-average common shares outstanding - basic     48,721,065     46,417,098      48,444,632     46,417,098
                                                     ============   ============    ============   ============
Weighted-average common shares outstanding - diluted   50,771,727     46,417,098      48,444,632     46,417,098
                                                     ============   ============    ============   ============


See notes to financial statements.

                       ALLIANCE DISTRIBUTORS HOLDING INC.
                  Statement of Stockholders' Equity (Unaudited)
                     For the six months ended June 30, 2006


                                  Preferred Stock A              Common Stock          Additional                       Total
                             --------------------------    -------------------------     Paid In      Accumulated   Stockholders'
                                Shares         Amount         Shares        Amount       Capital        Deficit         Equity
                             -----------    -----------    -----------   -----------   -----------    -----------    -----------
Balance, January 1, 2006         346,663    $       347     47,368,756   $    47,369   $ 3,224,521    $   (20,739)   $ 3,251,498

Conversion of Preferred
 Stock A into Common Stock       (85,000)           (85)     1,352,309         1,352        (1,267)            --             --

Stock option compensation
  expense                             --             --             --            --       111,045             --        111,045

Net loss                              --             --             --            --            --        (20,490)       (20,490)
                             -----------    -----------    -----------   -----------   -----------    -----------    -----------
Balance, June 30, 2006           261,663    $       262     48,721,065   $    48,721   $ 3,334,299    $   (41,229)  $  3,342,053
                             ===========    ===========    ===========   ===========   ===========    ===========    ===========



See notes to financial statements.

                       ALLIANCE DISTRIBUTORS HOLDING INC.
                      Statements of Cash Flows (Unaudited)
                 For the six months ended June 30, 2006 and 2005


                                                              Six months ended June 30,
                                                            ----------------------------
                                                                2006            2005
                                                            ------------    ------------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
    Net loss                                                $    (20,490)   $   (465,481)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH PROVIDED BY
    (USED IN) OPERATING ACTIVITIES:
        Deferred rent                                             27,420           4,956
        Depreciation and amortization                             64,157          53,079
        Bad debt expense                                          25,847         100,000
        Stock option compensation expense                        111,045          30,666
        Interest amortization of deferred financing costs         60,000          34,000
        Deferred taxes                                           (15,000)             --
        CHANGES IN ASSETS AND LIABILITIES:
         (Increase) decrease in assets
           Accounts receivable                                 1,251,955        (710,925)
           Inventory                                             272,938      (1,317,230)
           Due from vendors                                      392,434         (40,458)
           Prepaid acquisition and proposed offering costs       161,823              --
           Prepaid expenses and other current assets            (158,322)         16,291
         Increase (decrease) in liabilities
           Accounts payable                                     (334,719)        381,579
           Accrued expenses and other current
              liabilities                                       (243,426)         14,008
                                                            ------------    ------------
Net cash provided by (used in) operating activities            1,595,662      (1,899,515)
                                                            ------------    ------------
CASH FLOWS USED IN INVESTING ACTIVITIES:
    Purchase of property and equipment                          (154,413)        (55,662)
    Increase in other assets                                     (58,853)        (12,500)
                                                            ------------    ------------
Net cash used in investing activities                           (213,266)        (68,162)
                                                            ------------    ------------
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
    Proceeds from note payable - bank                         25,363,265      23,635,275
    Repayments of note payable - bank                        (26,916,932)    (21,840,073)
    Payments for registration costs                                   --         (16,250)
    Repayment of long-term obligations                            (6,190)        (15,840)
                                                            ------------    ------------
Net cash provided by (used in) financing activities           (1,559,857)      1,763,112
                                                            ------------    ------------
NET DECREASE IN CASH                                            (177,461)       (204,565)

CASH, beginning of period                                        251,844         220,605
                                                            ------------    ------------
CASH, end of period                                         $     74,383    $     16,040
                                                            ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid                                           $    339,636    $    182,406
                                                            ============    ============
    Income tax paid                                         $     85,657    $      2,013
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

On July 21, 2005, the Company and Abrams/Gentile Entertainment Inc. ("Age") entered into an operating agreement in which the Company and Age became members in Alliance Age LLC, a limited liability company formed in Delaware, to set forth the terms on which the parties will develop and commercialize products they mutually agree upon from time to time. The Company owns 65% of Alliance Age LLC. As of June 30, 2006, Alliance Age LLC was inactive.

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

Note- 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Allowance for Doubtful Accounts

The Company establishes credit terms for new clients based upon management's review of their credit information and projects terms, performs ongoing credit evaluations of its customers, adjusting credit terms when management believes appropriate based upon payment history and an assessment of their current credit worthiness. The Company records an allowance for doubtful accounts for estimated losses resulting from the inability of its clients to make required payments. The Company determines this allowance by considering a number of factors, including the length of time trade accounts receivable are past due, previous loss history, estimate of the client's current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. While credit losses have generally been within expectations and the provisions established, the Company cannot guarantee that credit loss rates in the future will be consistent with those experienced in the past. In addition, the Company has credit exposure if the financial condition of one of its major clients were to deteriorate. In the event that the financial condition of its clients were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be necessary. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change. As of June 30, 2006 and December 31, 2005, the Company's allowance for doubtful accounts has a balance of approximately $206,000 and $181,000, respectively.

Inventory

Inventory consists entirely of finished goods held for sale and is reported at the lower of cost or market, on the average cost basis. The Company receives price protection from its suppliers for merchandise that may be slow moving or aged. The Company evaluates the adequacy of its slow moving or aged inventory quarterly and writes down its inventory to fair value based upon the price protection received or current market value. While write-downs have been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same level of write-downs as in the past. At times, the Company makes advance payments to vendors to procure and ensure delivery of certain high demand products. Such deposits are reflected as due from vendors in the balance sheet. The Company does not offer warranties to its customers but will accept returns of product claimed to be defective and reimburse the customers for the full purchase price. The majority of the Company's suppliers in turn accept these returns from us. There are no reserves for warranties as of June 30, 2006 and December 31, 2005.

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

The denominator for diluted net income per share for the three months ended June 30, 2006 includes 205,882 and 1,844,780 of shares issuable upon conversion of warrants and Series A Convertible Non-Redeemable Preferred Stock, respectively.

Common equivalents for the six months ended June 30, 2006 exclude 2,266,788 for shares issuable upon exercise of warrants and for shares issuable upon conversion of Series A Convertible Non-Redeemable Preferred Stock since their effect would be anti-dilutive. Common equivalents for the three and six months ended June 30, 2005 exclude 2,828,641 and 3,013,807 shares, respectively, for shares issuable upon exercise of warrants and for shares issuable upon conversion of Series A Convertible Non-Redeemable Preferred Stock since their effect would be anti-dilutive.

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

Had compensation costs for the Company's stock option grants to employees been determined based on the fair value at the grant dates for awards under these plans in accordance with SFAS No. 123R, the Company's net income (loss) and basic and diluted net income (loss) per share would have been as follows:

                                                               For the three months ended      For the six months ended
                                                                         June 30,                        June 30,
                                                                 2006             2005            2006              2005
                                                              ----------------------------    --------------------------
                                                                      (Unaudited)                       (Unaudited)
Net income (loss), as reported                                 $  73,095      $(335,803)       $(20,490)       $(465,481)

Add: stock-based employee compensation expense, included
  in reported net income (loss), net of taxes                     29,463             --          58,927               --

Deduct: stock-based employee compensation expense
  determined under fair value based method, net of taxes         (29,463)       (54,833)        (58,927)        (108,041)
                                                               ---------      ---------        --------        ---------
Proforma net income (loss)                                     $  73,095      $(390,636)       $(20,490)       $(573,522)
                                                               =========      =========        ========        =========
Net income (loss) per share:

  Basic and diluted net income (loss) per share, as reported   $    0.00      $   (0.01)       $    0.00       $   (0.01)
                                                               =========      =========        =========       =========
  Pro forma basic and diluted net income (loss) per share      $    0.00      $   (0.01)       $    0.00       $   (0.01)
                                                               =========      =========        =========       =========

The fair value of the options-pricing model was calculated with the following weighted-average assumptions used for grants during the six months ended June 30, 2005: risk-free interest rate 4.25-4.5%; expected life 6.5 years; expected volatility 55-126%. The fair value generated by the Black-Scholes model may not be indicative of the future benefit, if any, that may be received by the option holder. There were no grants of options during the three and six months ended June 30, 2006.

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

The Agreement terminates November 30, 2007 unless terminated by Rosenthal on 30 days' notice. Interest accrues on outstanding borrowings at the prime rate (but not less than 4.75%) plus 1.5%. At June 30, 2006, the interest rate on borrowings outstanding was 9.75%. In addition, the Company will pay the lender on each anniversary date an annual fee of 1% of the maximum credit which is amortized over one year, and a monthly administrative fee of $1,000. The financing expense for the annual fee recorded for the three months ended June 30, 2006 and 2005 amounted to approximately $25,000 and $12,500, respectively, and for the six months ended June 30, 2006 and 2005 amounted to approximately $50,000 and $25,000, respectively. At June 30, 2006 and December 31, 2005, the principal amount outstanding under the facility was $3,581,500 and $5,135,167, respectively.

In connection with establishing the Agreement, the Company issued to Rosenthal a warrant (the "Warrant") to purchase 500,000 shares of common stock at $0.10 per share. The Warrant expires on November 30, 2010. On notice by the Company the Warrants will expire earlier if the closing price of the common stock during a period designated in the Warrants is not less than $0.40 per share. The Warrants may be exercised for cash or on a cashless basis (i.e., by deducting from the number of shares otherwise issuable on exercise a number of shares that have a then market value equal to the exercise price). The Company recorded a deferred financing cost of approximately $60,000 in the fourth quarter 2004, representing the fair value of the warrants, which will be amortized over the life of the financing agreement of three years. The financing expense recorded for the three months ended June 30, 2006 and 2005 amounted to approximately $5,000 and $4,500, respectively, and for the six months ended June 30, 2006 and 2005 amounted to approximately $10,000 and $9,000, respectively.

Under the terms of the Agreement, the Company is required to maintain a specified level of net worth, working capital and debt ratios as defined. On March 21, 2006, the Company and Rosenthal agreed to amend the covenants, effective December 31, 2005. On August 9, 2006, the Company and Rosenthal agreed to amend and increase the capital expenditures covenant, effective June 30, 2006. The Company was in compliance with all its covenants at June 30, 2006.

The Company believes that it will have sufficient liquidity for the next twelve months and the foreseeable future. However, the Company would be materially and adversely affected if Rosenthal demands payment of these borrowings under the Agreement and the Company is unable to refinance these borrowings.

Note 4 - LITIGATION

On August 19, 2004 a complaint was filed by Radio Wave LLC ("Plaintiff"), in the Supreme Court of the State of New York, County of New York, against the predecessor entity, Essential Reality, Inc., Essential Reality, LLC and David Devor, a former officer and a current employee of the Company, for rent and costs relating to premises formerly occupied by the Company. Plaintiff seeks to recover $150,416 for the period up to August 31, 2004, plus additional amounts to be determined by the Court for the period subsequent to August 31, 2004. Plaintiff also seeks to recover $50,000 in expenses and attorney fees plus additional amounts to be determined by the Court. On June 27, 2006, the Court dismissed a motion for summary judgment brought by Plaintiff. The Company is currently in settlement discussions with the Plaintiff and has provided a reserve for its estimate of the loss.

Note 5 - TERMINATED TRANSACTION COSTS

On April 26, 2006, the Company announced that it will not buy Foto Electric Supply Co., Inc. (Fesco). An agreement by the Company to buy Fesco expired by its terms on February 28, 2006, and subsequent discussions to extend and amend the agreement have ended. The Company recorded a charge of approximately $257,000 in the first quarter of 2006 for its costs in the terminated transaction.

Note 6 - OTHER INCOME

Other income was primarily the result of insurance proceeds for replacement value of assets that were damaged as a result of a fire near the Company's 132nd Street location in excess of book value.

Note 7 - COMMITMENTS

On June 8, 2006, the Company entered into an Agreement with Three Boroughs LLC to lease approximately 25,000 square feet of space located at 1160 Commerce Avenue, Bronx, New York, of which approximately 18,000 and 7,000 square feet will be utilized for warehouse and office space, respectively. The lease has a five-year term commencing on June 1, 2006 and expiring on May 31, 2011, unless otherwise extended by the Company under an option to extend the term for an additional five-year term expiring on May 31, 2016. The annual base rent is $295,000 for the first year of the term (payable in 12 equal monthly payments of approximately $24,583, with an abatement equal to approximately $24,583 for the first rental payment) and increases 3.5% on June 1st of each year beginning with June 1, 2007. In the event the Company exercises the option, the annual base rent will continue to increase at the 3.5% annual rate.

On June 13, 2006, the Company as lessee entered into a lease agreement for approximately 7,000 square feet of space located at 2310 NW 102 Place, Miami, Florida, of which approximately 5,000 and 2,000 square feet will be used for warehouse and showroom/office space, respectively. The lease has a five-year term commencing on June 1, 2006. The annual base rent is $56,400 for the first two years of the term (payable in monthly payments of $4,700), and increases 2.0% on June 1st of each year beginning with June 1, 2008. In addition, the Company must pay condominium maintenance fees (currently $600 per month), real property taxes (currently $800 per month) and all applicable sales tax.

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

Accounts Receivable - Accounts Receivable as shown on the Balance Sheet are net of allowances and anticipated discounts. The Company establishes credit terms for new clients based upon management's review of their credit information and projects terms, performs ongoing credit evaluations of its customers, adjusting credit terms when management believes appropriate based upon payment history and an assessment of their current credit worthiness. The allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the financial statements for estimated losses resulting from the inability of its clients to make required payments. The Company determines this allowance by considering a number of factors, including the length of time trade accounts receivable are past due, previous loss history, estimate of the client's current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. While credit losses have generally been within expectations and the provisions established, the Company cannot guarantee that credit loss rates in the future will be consistent with those experienced in the past. In addition, the Company has credit exposure if the financial condition of one of its major clients were to deteriorate. In the event that the financial condition of its clients were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be necessary. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change. As of June 30, 2006 and December 31, 2005, the Company's allowance for doubtful accounts has a balance of approximately $206,000 and $181,000, respectively.

Inventories - Inventory is stated at the lower of cost or market, cost being determined on the average cost basis. The Company receives price protection from its suppliers for merchandise that may be slow moving or aged. The Company evaluates the adequacy of its slow moving or aged inventory quarterly and writes down its inventory to fair value based upon the price protection received or current market value. While write-downs have been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same level of write-downs as in the past. The Company does not offer warranties to its customers but will accept returns of product claimed to be defective and reimburse the customers for the full purchase price. The majority of the Company's suppliers in turn accept these returns from us. There are no reserves for warranties as of June 30, 2006 and December 31, 2005.

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

FLUCTUATIONS IN OPERATING RESULTS AND SEASONALITY

We have experienced fluctuations in quarterly operating results as a result of the timing of the introduction of new titles; variations in sales of titles developed for particular platforms; market acceptance of our titles; sequels or enhancements of existing titles; projected and actual changes in platforms; the timing and success of title introductions by our competitors; product returns; changes in pricing policies by us and our competitors; order cancellations; and delays in product shipment. Sales of our titles are also seasonal, with peak shipments typically occurring in the fourth calendar quarter as a result of increased demand for titles during the holiday season. Quarterly comparisons of operating results are not necessarily indicative of future operating results.

RESULTS OF OPERATIONS

The following table shows each specified item as a dollar amount and as a percentage of net sales for the three months and six ended June 30, 2006 and 2005, and should be read in conjunction with the financial statements included elsewhere in this Quarterly Report on Form 10-Q:


                                              Three months                 Three months
                                                  ended                        ended
                                                 June 30,                    June 30,
                                                   2006                        2005
                                               (Thousands)                 (Thousands)
                                         ------------------------     -----------------------
Net sales                                $   13,268         100.0%    $   12,225        100.0%
Cost of goods sold                           11,617          87.5%        11,154         91.2%
                                         ----------    ----------     ----------   ----------
   Gross profit                               1,651          12.5%         1,071          8.8%

Operating expenses:
  Selling, general and
    administrative expenses                   1,446          10.9%         1,275         10.4%
  Other income                                 (109)          (.8%)           --           .0%
                                         ----------    ----------     ----------   ----------
Total operating expenses                      1,337          10.1%         1,275         10.4%
                                         ----------    ----------     ----------   ----------
Income (loss) from operations                   314           2.4%          (204)        (1.6%)

Interest expense                                186           1.4%           127          1.1%
                                         ----------    ----------     ----------   ----------
Income (loss) before income taxes               128           1.0%          (331)        (2.7%)

Income taxes                                     55            .4%             5           .0%
                                         ----------    ----------     ----------   ----------
Net income (loss)                        $       73            .6%   $      (336)        (2.7%)
                                         ==========    ==========     ==========   ==========

Three Months Ended June 30, 2006 compared to Three Months Ended June 30, 2005

Net sales increased by $1,043,794, or 8.5%, from $12,224,803 for the three months ended June 30, 2005 to $13,268,597 for the three months ended June 30, 2006. The growth in net sales was primarily due to the increase in sales with our existing customers, as well as an increase in our customer base.

Cost of goods sold increased by $462,866, or 4.1%, from $11,154,292 for the three months ended June 30, 2005 to $11,617,158 for the three months ended June 30, 2006. The increase was consistent with revenue growth. Gross profit as a percentage of net sales increased to 12.5% for the three months ended June 30, 2006 from 8.8% for the three months ended June 30, 2005. This increase in margin is primarily a function of an increase in the sales mix of higher margin products plus increased margins related to sales of PlayStation 2 and PlayStation Portable hardware and software. Cost of goods sold excludes the distribution costs of purchasing, receiving, inspection, warehousing and handling costs; we include these costs in our selling, general and administrative expenses. Our gross margins may not be comparable to those of other entities since some entities include these distribution costs in the cost of goods sold. These distribution costs were $343,237 and $265,270 for the three months ended June 30, 2006 and 2005, respectively.

Selling, general and administrative expenses increased by $171,555, or 13.5%, from $1,274,402 for the three months ended June 30, 2005 to $1,445,957 for the three months ended June 30, 2006. The increase was primarily the result of increases in freight out expenses of $75,633 due primarily to fuel increases, payroll and related costs of $54,432, and stock option compensation expense of $51,689. Selling, general and administrative expenses as a percentage of net sales increased to 10.9% for the three months ended June 30, 2006 from 10.4% for the three months ended June 30, 2005. For the three months ended June 30, 2006, selling, general and administrative expenses were comprised of the following:
$204,986 in selling expenses, $343,237 in distribution costs and $897,734 in general and administrative expenses. For the three months ended June 30, 2005, selling, general and administrative expenses were comprised of the following:
$206,018 in selling expenses, $265,270 in distribution costs and $803,114 in general and administrative expenses.

Other income of $108,772, or .8% of sales, was primarily the result of insurance proceeds for replacement value of assets that were damaged as a result of a fire near the Company's 132nd Street location in excess of book value.

Interest expense increased by $59,007, or 46.5%, from $126,809 for the three months ended June 30, 2005 to $185,816 for the three months ended June 30, 2006. The increase was primarily due to higher interest rates on bank borrowings and increased interest amortization of deferred financing costs during the three months ended June 30, 2006.

Six Months Ended June 30, 2006 compared to Six Months Ended June 30, 2005


                                                Six months                 Six months
                                                  ended                       ended
                                                 June 30,                    June 30,
                                                   2006                        2005
                                               (Thousands)                 (Thousands)
                                         ------------------------     -----------------------
Net sales                                $  26,587          100.0%    $  23,114         100.0%
Cost of goods sold                          23,377           87.9%       20,801          90.0%
                                         ----------    ----------     ----------   ----------
   Gross profit                              3,210           12.1%        2,313          10.0%

Operating expenses:
  Selling, general and
   administrative expenses                   2,721           10.2%        2,552          11.0%
  Terminated transaction costs                 258            1.0%           --            .0%
  Other income                                (109)           (.4%)          --            .0%
                                         ----------    ----------     ----------   ----------
Total operating expenses                     2,870           10.8%        2,552          11.0%
                                         ----------    ----------     ----------   ----------
Income (loss) from operations                  340            1.3%         (239)         (1.0%)

Interest expense                               373            1.4%          220           1.0%
                                         ----------    ----------     ----------   ----------
Loss before income taxes                       (33)           (.1%)        (459)         (2.0%)

Income taxes                                   (13)            .0%            6            .0%
                                         ----------    ----------     ----------   ----------
Net loss                                 $     (20)           (.1%)   $    (465)         (2.0%)
                                         ==========    ==========     ==========   ==========

Net sales increased by $3,473,558, or 15.0%, from $23,113,638 for the six months ended June 30, 2005 to $26,587,196 for the six months ended June 30, 2006. The growth in net sales was primarily due to the increase in sales with our existing customers, as well as an increase in our customer base.

Cost of goods sold increased by $2,576,056, or 12.4%, from $20,800,790 for the six months ended June 30, 2005 to $23,376,846 for the six months ended June 30, 2006. The increase was consistent with revenue growth. Gross profit as a percentage of net sales increased to 12.1% for the six months ended June 30, 2006 from 10.0% for the six months ended June 30, 2005. This increase in margin is primarily a function of an increase in the sales mix of higher margin products plus increased margins related to sales of PlayStation 2 and PlayStation Portable hardware and software. Cost of goods sold excludes the distribution costs of purchasing, receiving, inspection, warehousing and handling costs; we include these costs in our selling, general and administrative expenses. Our gross margins may not be comparable to those of other entities since some entities include these distribution costs in the cost of goods sold. These distribution costs were $654,265 and $518,580 for the six months ended June 30, 2006 and 2005, respectively.

Selling, general and administrative expenses increased by $169,346, or 6.6%, from $2,551,804 for the six months ended June 30, 2005 to $2,721,150 for the six months ended June 30, 2006. The increase was primarily the result of increases in freight out expenses of $136,115 due primarily to fuel increases, payroll and related costs of $78,521 and stock option compensation expense of $80,379 offset by a decrease in professional fees of $105,730 consisting primarily of decreased accounting and legal fees related to Company SEC filings. Selling, general and administrative expenses as a percentage of net sales decreased to 10.2% for the six months ended June 30, 2006 from 11.0% for the six months ended June 30, 2005. For the six months ended June 30, 2006, selling, general and administrative expenses were comprised of the following: $395,737 in selling expenses, $654,265 in distribution costs and $1,671,148 in general and administrative expenses. For the six months ended June 30, 2005, selling, general and administrative expenses were comprised of the following: $370,777 in selling expenses, $518,580 in distribution costs and $1,662,447 in general and administrative expenses.

Terminated transaction costs of $257,457, or 1.0% of sales, were expensed to operations in the first quarter of 2006 because of the Company's determination that it will not buy Foto Electric Supply Co., Inc. (Fesco). An agreement by the Company to buy Fesco expired by its terms on February 28, 2006, and subsequent discussions to extend and amend the agreement have ended.

Other income of $108,772, or .8% of sales, was primarily the result of insurance proceeds for replacement value of assets that were damaged as a result of a fire near the Company's 132nd Street location in excess of book value.

Interest expense increased by $153,451, or 69.6%, from $220,422 for the six months ended June 30, 2005 to $373,873 for the six months ended June 30, 2006. The increase was primarily due to increased borrowings as well as higher interest rates on bank borrowings during the first six months of 2006. The increased borrowing levels were the result of increased sales volume that required higher inventory levels and increased accounts receivable.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 2006 net cash provided by operating activities was $1,595,662. Net cash provided by operations for the six months ended June 30, 2006 consisted of a net loss of $20,490 and included the following changes in operating assets and liabilities: a decrease in accounts receivable of $1,251,955, a decrease in inventory of $272,938, a decrease in due from vendors of $392,434, a decrease in prepaid acquisition and proposed offering costs of $161,823, a decrease in accounts payable of $334,719 and a decrease in accrued expenses and other current liabilities of $243,426. The decrease in accounts receivable of $1,251,955 was primarily the result of lower sales in the 2nd quarter of 2006 versus the fourth quarter of 2005.

Net cash used in investing activities for the six months ended June 30, 2006 was $213,266, which was primarily used for the purchase of equipment.

Net cash used in financing activities for the six months ended June 30, 2006 was $1,559,857 which primarily consisted of net repayments on our note payable to bank of $1,553,667.

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

The Agreement terminates November 30, 2007 unless terminated by Rosenthal on 30 days' notice. Interest accrues on outstanding borrowings at the prime rate (but not less than 4.75%) plus 1.5%. At June 30, 2006, the interest rate on borrowings outstanding was 9.75%. In addition, the Company will pay the lender on each anniversary date an annual fee of 1% of the maximum credit which is amortized over one year, and a monthly administrative fee of $1,000. The financing expense for the annual fee recorded for the three months ended June 30, 2006 and 2005 amounted to approximately $25,000 and $12,500, respectively, and for the six months ended June 30, 2006 and 2005 amounted to approximately $50,000 and $25,000, respectively. At June 30, 2006 and December 31, 2005, the principal amount outstanding under the facility was $3,581,500 and $5,135,167, respectively.

In connection with establishing the Agreement, the Company issued to Rosenthal a warrant (the "Warrant") to purchase 500,000 shares of common stock at $0.10 per share. The Warrant expires on November 30, 2010. On notice by the Company the Warrants will expire earlier if the closing price of the common stock during a period designated in the Warrants is not less than $0.40 per share. The Warrants may be exercised for cash or on a cashless basis (i.e., by deducting from the number of shares otherwise issuable on exercise a number of shares that have a then market value equal to the exercise price). The Company recorded a deferred financing cost of approximately $60,000 in the fourth quarter 2004, representing the fair value of the warrants, which will be amortized over the life of the financing agreement of three years. The financing expense recorded for the three months ended June 30, 2006 and 2005 amounted to approximately $5,000 and $4,500, respectively, and for the six months ended June 30, 2006 and 2005 amounted to approximately $10,000 and $9,000, respectively.

Under the terms of the Agreement, the Company is required to maintain a specified level of net worth, working capital and debt ratios as defined. On March 21, 2006, the Company and Rosenthal agreed to amend the covenants, effective December 31, 2005. On August 9, 2006, the Company and Rosenthal agreed to amend and increase the capital expenditures covenant, effective June 30, 2006. The Company was in compliance with all its covenants at June 30, 2006.

The Company believes that it will have sufficient liquidity for the next twelve months and the foreseeable future. However, the Company would be materially and adversely affected if Rosenthal demands payment of these borrowings under the Agreement and the Company is unable to refinance these borrowings.

On June 8, 2006, the Company entered into an Agreement with Three Boroughs LLC to lease approximately 25,000 square feet of space located at 1160 Commerce Avenue, Bronx, New York, of which approximately 18,000 and 7,000 square feet will be utilized for warehouse and office space, respectively. The lease has a five-year term commencing on June 1, 2006 and expiring on May 31, 2011, unless otherwise extended by the Company under an option to extend the term for an additional five-year term expiring on May 31, 2016. The annual base rent is $295,000 for the first year of the term (payable in 12 equal monthly payments of approximately $24,583, with an abatement equal to approximately $24,583 for the first rental payment) and increases 3.5% on June 1st of each year beginning with June 1, 2007. In the event the Company exercises the option, the annual base rent will continue to increase at the 3.5% annual rate.

On June 13, 2006, the Company as lessee entered into a lease agreement for approximately 7,000 square feet of space located at 2310 NW 102 Place, Miami, Florida, of which approximately 5,000 and 2,000 square feet will be used for warehouse and showroom/office space, respectively. The lease has a five-year term commencing on June 1, 2006. The annual base rent is $56,400 for the first two years of the term (payable in monthly payments of $4,700), and increases 2.0% on June 1st of each year beginning with June 1, 2008. In addition, the Company must pay condominium maintenance fees (currently $600 per month), real property taxes (currently $800 per month) and all applicable sales tax.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. The Company has no financial instruments that give it exposure to foreign exchange rates or equity prices.

The Company's pre-tax earnings and cash flows are exposed to changes in interest rates as all borrowings under its credit facility bear interest at the prime rate (but not less than 4.75%) plus 1.5%. As of June 30, 2006, the Company's note payable-bank bore interest at 9.75%. As of June 30, 2006, a hypothetical immediate 10% adverse change in prime interest rates relating to the Company's note payable-bank would have an approximate $35,000 unfavorable impact on its earnings and cash flows over a one-year period, assuming the borrowing level remains consistent with the outstanding borrowings as of June 30, 2006. The fair value of the borrowings under the credit facility is not affected by changes in market interest rates.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation has been carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer/Principal Financial and Accounting Officer, of the effectiveness of the design and the operation of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2006 ("Evaluation Date"). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer/Principal Financial and Accounting Officer have concluded that, as of the Evaluation Date, the disclosure controls and procedures are reasonably designed and effective to ensure that (i) information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer/Principal Financial and Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

                            PART 2. OTHER INFORMATION

Item numbers 2, 3, 4 and 5 are not applicable and have been omitted.

ITEM 1.  LEGAL PROCEEDINGS

On August 19, 2004 a complaint was filed by Radio Wave LLC ("Plaintiff"), in the Supreme Court of the State of New York, County of New York, against the predecessor entity, Essential Reality, Inc., Essential Reality, LLC and David Devor, a former officer and a current employee of the Company, for rent and costs relating to premises formerly occupied by the Company. Plaintiff seeks to recover $150,416 for the period up to August 31, 2004, plus additional amounts to be determined by the Court for the period subsequent to August 31, 2004. Plaintiff also seeks to recover $50,000 in expenses and attorney fees plus additional amounts to be determined by the Court. On June 27, 2006, the Court dismissed a motion for summary judgment brought by Plaintiff. The Company is currently in settlement discussions with the Plaintiff and has provided a reserve for its estimate of the loss.

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

Our success depends in large degree upon the skills of our senior management team and key employees and, in particular, Jay Gelman, our Chairman and CEO, and Andre Muller, our COO. An employment agreement with Mr. Gelman expired on June 30, 2006. None of such persons has expressed any intention to terminate or not commence services on our behalf, as the case may be. We have obtained only $1,000,000 in key man insurance on the life of Mr. Gelman, and this policy has been assigned to the Company's senior lender. The loss of the services of any of these persons would have a material adverse effect on our business.

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

Our ability to obtain particular products in required quantities and to fulfill customer orders on a timely basis is critical to our success. In most cases, we have no guaranteed price or delivery agreements with suppliers. In certain product categories, limited price concessions or return rights offered by publishers may have a bearing on the amount of product we may be willing to purchase. Our industry may experience significant hardware supply shortages from time to time due to the inability of certain manufacturers to supply certain products on a timely basis. As a result, we have experienced, and may in the future continue to experience, short-term hardware inventory shortages. In addition, we do not develop or manufacture any of the products we sell, but act solely as a distributor for the products of third parties. As such, we are entirely dependent on manufacturers or publishers who currently distribute their products through us, and who may, at any time, decide to distribute, or to substantially increase their existing distribution, through other distributors, or directly to retailers. During the six months ended June 30, 2006, our three largest suppliers accounted for approximately 51.0% of our purchases (with one accounting for approximately 27.8% of such total purchases alone) and our ten largest suppliers in the aggregate accounted for approximately 76.8% of our purchases. Our distribution agreements with our major suppliers are generally terminable at any time by the suppliers on 30 days' prior written notice. In the event that we are unable to maintain our distribution arrangements with one or more of these significant suppliers, our business would be harmed and may not survive.

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

We do not have long-term purchase and sale agreements with any of our customers, and all of our sales to customers are made on a purchase order by purchase order basis. Although we believe that our customer base currently consists of approximately 2,600 retail stores located throughout the United States and Canada, with a majority being in the New York metropolitan area and surrounding tri-state region, during the six months ended June 30, 2006, our largest customer accounted for 10.4% of our sales, our top five customers accounted for 34.1% of our sales, our top ten customers accounted for 53.2% of our sales and our top 25 customers accounted for 69.2% of our sales. Since we have no long-term commitments with any of the customers to continue to purchase products from us, the loss of any of these customers could have a materially adverse effect on our business.

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

ITEM 6. EXHIBITS.

                                    Exhibits.

EXHIBIT INDEX



NUMBER       DESCRIPTION
---------    --------------------
10.1         Form of Amendment dated  August 9, 2006  to the Financing Agreement between the Company and Rosenthal & Rosenthal, filed herewith.
31.1         Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2         Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1         Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2         Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 11, 2006
Alliance Distributors Holding Inc.




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