Form 10-Q
period 2006-09-30
Alliance Distributors Holding Inc.
filed 2006-11-14
CIK 1115463

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2006

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________________ to ________________

                        Commission file number: 000-32319

                       ALLIANCE DISTRIBUTORS HOLDING INC.
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                 33-0851302
--------------------------------------   --------------------------------------
     (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                  Identification No.)

  1160 Commerce Avenue, Bronx, New York                    11462
--------------------------------------   --------------------------------------
(Address of principal executive offices)                  (Zip Code)

                                 (718) 536-2248
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                15-15 132nd Street, College Point, New York 11356
             -------------------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report)

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

Large accelerated filer |_|  Accelerated filer |_|  Non-accelerated filer |X|

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     Class                                             Outstanding at October, 31, 2006
-------------------------------------------------------         ------------------------------------------------------
    Common Stock, $.001 par value per share                                    48,721,065 shares

PART I.      FINANCIAL INFORMATION                                             Page No.
-------      ---------------------                                             --------

Item 1-
             Balance Sheets at September 30, 2006 and
                December 31, 2005                                                  2
             Statements of Operations for the Three and Nine
                Months Ended September 30, 2006 and 2005                           3
             Statement of Stockholders' Equity for the Nine
                Months Ended September 30, 2006                                    4
             Statements of Cash Flows for the Nine Months Ended
                September 30, 2006 and 2005                                        5
             Notes to Financial Statements                                         6

Item 2       Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                         11
Item 3       Quantitative and Qualitative Disclosures about Market Risk           17
Item 4       Controls and Procedures                                              17

PART II.     OTHER INFORMATION
--------     -----------------

Item 1       Legal Proceedings                                                    18
Item 1A      Risk Factors                                                         18
Item 6       Exhibits                                                             22
Signatures                                                                        23

                       ALLIANCE DISTRIBUTORS HOLDING INC.
                                 BALANCE SHEETS
                    (In Thousands, except per share amounts)

                                                                               September 30,   December 31,
                                                                                   2006          2005
                                                                                -----------    -----------
                                                                                Unaudited      Derived from
                                                                                                 audited
                                                                                                financial
                                                                                                statements
ASSETS

CURRENT ASSETS:
  Cash and equivalents                                                          $       258    $       252
  Accounts receivable-net                                                             4,877          5,526
  Inventory                                                                           6,029          5,369
  Due from vendors                                                                      431            739
  Prepaid acquisition and  proposed offering costs                                       --            162
  Prepaid expenses and other current assets                                             380            225
  Deferred income taxes                                                                 323            155
                                                                                -----------    -----------

         Total current assets                                                        12,298         12,428

PROPERTY AND EQUIPMENT - NET                                                            688            371

OTHER ASSETS                                                                             97             71
                                                                                -----------    -----------

TOTAL                                                                           $    13,083    $    12,870
                                                                                ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable - bank                                                          $     4,959    $     5,135
  Accounts payable                                                                    4,632          4,033
  Current portion of long term obligations                                               13             19
  Accrued expenses and other current liabilities                                        308            394
                                                                                -----------    -----------

         Total current liabilities                                                    9,912          9,581
                                                                                -----------    -----------

DEFERRED LEASE OBLIGATIONS                                                               62             26
                                                                                -----------    -----------

LONG TERM OBLIGATIONS                                                                     6             12
                                                                                -----------    -----------

STOCKHOLDERS' EQUITY:
  Series A Convertible Non-Redeemable Preferred Stock, $.001 par value; 8,530 and 8,615 shares authorized; 262 and 347 shares issued and
     outstanding at September 30, 2006 and December 31, 2005, respectively               --             --
  Common stock, $.001 par value; 100,000 shares authorized; 48,721 and 47,369 shares issued and outstanding at September 30, 2006 and
     December 31, 2005, respectively                                                     49             47
  Additional paid-in capital                                                          3,379          3,225
  Accumulated deficit                                                                  (325)           (21)
                                                                                -----------    -----------

         Total stockholders' equity                                                   3,103          3,251
                                                                                -----------    -----------

TOTAL                                                                           $    13,083    $    12,870
                                                                                ===========    ===========

                        See notes to financial statements

                       ALLIANCE DISTRIBUTORS HOLDING INC.
                            STATEMENTS OF OPERATIONS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                              Three Months                   Nine Months
                                                       --------------------------   --------------------------
                                                          2006           2005          2006           2005
                                                       -----------    -----------   -----------    -----------
NET SALES                                              $    15,453    $    13,566   $    42,040    $    36,679

COST OF GOODS SOLD                                          14,093         12,035        37,470         32,835
                                                       -----------    -----------   -----------    -----------

GROSS PROFIT                                                 1,360          1,531         4,570          3,844
                                                       -----------    -----------   -----------    -----------

OPERATING COSTS AND EXPENSES:
   Selling and administrative expenses                       1,654          1,187         4,267          3,739
   Terminated transaction costs                                 --             --           257             --
                                                       -----------    -----------   -----------    -----------

Total operating expenses                                     1,654          1,187         4,524          3,739
                                                       -----------    -----------   -----------    -----------

(LOSS) INCOME FROM OPERATIONS                                 (294)           344            46            105

Interest expense                                               177            119           551            340
                                                       -----------    -----------   -----------    -----------

(LOSS) INCOME BEFORE (BENEFIT FROM)
  PROVISION FOR INCOME TAXES                                  (471)           225          (505)          (235)

(Benefit from) provision for income taxes                     (188)             3          (201)             8
                                                       -----------    -----------   -----------    -----------

NET (LOSS) INCOME                                      $      (283)   $       222   $      (304)   $      (243)
                                                       ===========    ===========   ===========    ===========

Net loss per share - basic                             $      (.01)   $        --   $      (.01)   $      (.01)
                                                       ===========    ===========   ===========    ===========
Net loss per share - diluted                           $      (.01)   $        --   $      (.01)   $      (.01)
                                                       ===========    ===========   ===========    ===========

Weighted average common shares outstanding - basic          48,721         46,417        48,538         46,417
                                                       ===========    ===========   ===========    ===========
Weighted average common shares outstanding - diluted        48,721         49,122        48,538         46,417
                                                       ===========    ===========   ===========    ===========

                        See notes to financial statements

                       ALLIANCE DISTRIBUTORS HOLDING INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 2006
                                 (In thousands)
                                   (Unaudited)

                                  Preferred Stock A             Common Stock           Additional                        Total
                               Shares          Amount        Shares        Amount       Paid in      Accumulated     Shareholders'
                                                                                        Capital        Deficit          Equity
                              -----------    -----------   -----------   -----------   -----------    -----------    -----------
Balance, January 1, 2006              347    $        --        47,369   $        47   $     3,225    $       (21)   $     3,251

Conversion of Preferred
   Stock A into Common
   Stock                              (85)            --         1,352             2            (2)                          --
Stock option
   compensation expense                                                                        156                          156
Net loss                               --             --            --            --            --           (304)          (304)
                              -----------    -----------   -----------   -----------   -----------    -----------    -----------
Balance, September 30, 2006           262    $        --        48,721   $        49   $     3,379    $      (325)   $     3,103
                              ===========    ===========   ===========   ===========   ===========    ===========    ===========

                        See notes to financial statements

                       ALLIANCE DISTRIBUTORS HOLDING INC.
                            STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2006 and 2005
                                 (In thousands)
                                   (Unaudited)

                                                                                       2006             2005
                                                                                 -------------    -------------
OPERATING ACTIVITIES:
   Net loss                                                                      $        (304)   $        (243)
   Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
     Gain from insurance recovery                                                         (105)              --
     Deferred rent                                                                          36                7
     Depreciation and amortization                                                          94               84
     Bad debt expense                                                                       56              100
     Stock option compensation  expense                                                    156               34
     Amortization of deferred financing costs                                               90               51
     Deferred income taxes                                                                (168)              --
     Changes in operating assets and liabilities:
       Accounts receivable                                                                 594              187
       Inventory                                                                          (660)            (604)
       Due from vendors                                                                    308             (324)
       Prepaid acquisition and proposed offering costs                                     162               --
       Prepaid expenses and other current assets                                           (72)             (51)
       Accounts payable                                                                    598              487
       Accrued expenses and other current liabilities                                      (84)              39
                                                                                 -------------    -------------

         Net cash provided by (used in) operating activities                               701             (233)
                                                                                 -------------    -------------

INVESTING ACTIVITIES:
    Purchase of property and equipment                                                    (590)             (77)
    Proceeds from insurance claim                                                          124               --
    Increase in other assets                                                               (41)             (12)
                                                                                 -------------    -------------
         Net cash used in investing activities                                            (507)             (89)
                                                                                 -------------    -------------

FINANCING ACTIVITIES:
   Proceeds from note payable - bank                                                    41,514           36,369
   Repayments of note payable - bank                                                   (41,691)         (36,132)
   Payments for registration and issuance costs                                             --              (16)
   Payment of long-term obligations                                                        (11)             (22)
                                                                                 -------------    -------------

         Net cash (used in) provided by financing activities                              (188)             199
                                                                                 -------------    -------------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                                  6             (123)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                                  252              221
                                                                                 -------------    -------------

CASH AND EQUIVALENTS, END OF PERIOD                                              $         258    $          98
                                                                                 =============    =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
    Interest                                                                     $         484    $         289
                                                                                 =============    =============
    Income taxes                                                                 $         100    $           7
                                                                                 =============    =============

                        See notes to financial statements

                       ALLIANCE DISTRIBUTORS HOLDING INC.
                     Notes to Unaudited Financial Statements

Note 1 - THE COMPANY AND INTERIM FINANCIAL STATEMENTS

Alliance Distributors Holding Inc. (the "Company" or "Alliance") is a distributor of video game consoles, peripherals, accessories and software to customers throughout the United States for most key manufacturers and third party publishers in the video game industry. The Company operates as a single segment.

On July 21, 2005, the Company and Abrams/Gentile Entertainment Inc. ("Age") entered into an operating agreement in which the Company and Age became members in Alliance Age LLC, a limited liability company formed in Delaware, to set forth the terms on which the parties will develop and commercialize products they mutually agree upon from time to time. The Company owns 65% of Alliance Age LLC. As of September 30, 2006, Alliance Age LLC was inactive.

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

Note- 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Allowance for Doubtful Accounts

The Company establishes credit terms for new clients based upon management's review of their credit information and projects terms, performs ongoing credit evaluations of its customers, adjusting credit terms when management believes appropriate based upon payment history and an assessment of their current credit worthiness. The Company records an allowance for doubtful accounts for estimated losses resulting from the inability of its clients to make required payments. The Company determines this allowance by considering a number of factors, including the length of time trade accounts receivable are past due, previous loss history, estimate of the client's current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. While credit losses have generally been within expectations and the provisions established, the Company cannot guarantee that credit loss rates in the future will be consistent with those experienced in the past. In addition, the Company has credit exposure if the financial condition of one of its major clients were to deteriorate. In the event that the financial condition of its clients were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be necessary. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change. As of September 30, 2006 and December 31, 2005, the Company's allowance for doubtful accounts totaled approximately $236,000 and $181,000, respectively.

Inventory

Inventory consists entirely of finished goods held for sale and is reported at the lower of cost or market, on the average cost basis. The Company receives price protection from certain of its suppliers for merchandise that may be slow moving or aged. The Company evaluates the adequacy of its slow moving or aged inventory quarterly and writes down its inventory to fair value based upon the price protection received or current market value. While write-downs have been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same level of write-downs as in the past. At times, the Company makes advance payments to vendors to procure and ensure delivery of certain high demand products. Such deposits are reflected as due from vendors in the balance sheet. The Company does not offer warranties to its customers but will accept returns of product claimed to be defective and reimburse the customers for the full purchase price. The majority of the Company's suppliers in turn accept these returns from us. There are no reserves for warranties as of September 30, 2006 and December 31, 2005.

Income Taxes

The Company accounts for income taxes using the liability method which requires the recognition of deferred tax assets or liabilities for the temporary differences between the financial reporting and tax bases of the Company's assets and liabilities and for tax carry forwards at enacted statutory rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income per share is computed by dividing the net income by the weighted average number of common shares and common equivalent shares outstanding during the period.

The denominator for diluted net income per share for the three months ended September 30, 2005 includes 262,000 and 2,443,000 shares issuable upon conversion of warrants and Series A Convertible Non-Redeemable Preferred Stock, respectively.

Common equivalents for the three and nine months ended September 30, 2006 exclude 1,969,000 for common shares issuable upon exercise of warrants and 2,101,000 common shares issuable upon conversion of Series A Convertible Non-Redeemable Preferred Stock since their effect would be anti-dilutive. Common equivalents for the nine months ended September 30, 2005 exclude 500,000 for common shares issuable upon exercise of warrants and 403,000 for common shares issuable upon conversion of Series A Convertible Non-Redeemable Preferred Stock since their effect would be anti-dilutive.

Stock Based Compensation

Pursuant to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") prior to January 1, 2006 the Company accounted for stock based employee compensation arrangements using the intrinsic value method. Accordingly, no compensation expense was recorded in the financial statements with respect to options granted to employees, since the options were granted at or above market value.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), "Share Based Payment" ("SFAS No. 123(R)") which eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The Company has adopted the modified prospective method whereby compensation cost is recognized in the financial statements beginning with the effective date based on the requirements of SFAS No. 123(R) for all share-based payments granted after that date and for all unvested awards granted prior to that date.

The following table illustrates the effect on net income (loss) and income
(loss) per share for the three and nine months ended September 30, 2005 (in thousands, except per share amounts) if the Company had applied the fair value recognition provisions of SFAS No. 123(R) to stock-based employee compensation.

                                                Three months     Nine months
                                               ended September  ended September
                                                  30, 2005         30, 2005
                                                ------------   ------------
Net income (loss) as reported                   $        222   $       (243)

    Deduct:  Total stock-based employee
     compensation determined under fair value
     based method, net of related tax effects            (53)          (161)
                                                ------------   ------------


Pro forma net income (loss)                     $        169   $       (404)
                                                ============   ============

Income (loss) per share:
    Basic - as reported                         $       0.00   $      (0.01)
                                                ============   ============

    Basic - pro forma                           $       0.00   $      (0.01)
                                                ============   ============

    Diluted - as reported                       $       0.00   $      (0.01)
                                                ============   ============

    Diluted - pro forma                         $       0.00   $      (0.01)
                                                ============   ============

The fair value of the options-pricing model was calculated with the following weighted-average assumptions used for grants during the nine months ended September 30, 2005: risk-free interest rate 4.25-4.5%; expected life 6.5 years; expected volatility 55-126%. The fair value generated by the Black-Scholes model may not be indicative of the future benefit, if any, that may be received by the option holder. There were no grants of options during the three and nine months ended September 30, 2006.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48) "Accounting for Uncertainty in Income Taxes" which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Furthermore, FIN 48 provides guidance on the recognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company is in the process of determining the effect of FIN 48, if any, on its financial statements.

In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108 (SAB 108) "Considering the Effects of Prior Year Misstatements in Current Year Financial Statements." SAB 108 provides guidance on quantifying financial statement misstatements, including the effects of prior year errors on current year financial statements. SAB 108 is effective for periods ending after November 15, 2006. The Company is in the process of determining the effect of SAB 108 if any, on its financial statements.

In September 2006, the FASB issued SFAS No. 157 "Fair Value Measures" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, however it does not apply to SFAS 123R. This Statement shall be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The provisions of this statement should be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except in some circumstances where the statement shall be applied retrospectively. The Company is currently evaluating the effect, if any, of SFAS 157 on its financial statements.

Note 3 - FINANCING AGREEMENT

The Company has a financing agreement with Rosenthal & Rosenthal, Inc. ("Rosenthal") dated November 11, 2004 and amended on November 1, 2005 (the "Agreement"). Under the Agreement, Rosenthal may in its discretion lend to the Company up to $10,000,000, which is the maximum credit under the facility, based on eligible inventory and receivables. All borrowings are due on demand, are secured by substantially all of the assets of the Company and are subject to the Company's compliance with certain financial covenants. The Company's CEO and the Company's President have signed limited guaranties in respect of borrowings under the Agreement.

The amendment dated November 1, 2005 among other things increased the maximum credit under the facility from $5,000,000 to $10,000,000 and reduced the interest rate on borrowings by 0.5%.

The Agreement terminates November 30, 2007 unless earlier terminated by Rosenthal on 30 days' notice. Interest accrues on outstanding borrowings at the prime rate (but not less than 4.75%) plus 1.5%. At September 30, 2006, the interest rate on borrowings outstanding was 9.75%. In addition, the Company is obligated to pay the lender on each anniversary date an annual fee of 1% of the maximum credit which is amortized over one year, and a monthly administrative fee of $1,000. The financing expense for the annual fee recorded totaled approximately $25,000 and $12,500 for the three months ended September 30, 2006 and 2005, respectively, and approximately $75,000 and $50,000 for the nine months ended September 30, 2006 and 2005, respectively.

In connection with establishing the Agreement, the Company issued to Rosenthal a warrant (the "Warrant") to purchase 500,000 shares of common stock at $0.10 per share. The Warrant expires on November 30, 2010. On notice by the Company the Warrants will expire earlier if the closing price of the common stock during a period designated in the Warrants is not less than $0.40 per share. The Warrants may be exercised by Rosenthal at $.10 per share for cash or on a cashless basis (i.e., by deducting from the number of shares otherwise issuable on exercise a number of shares that have a then market value equal to the exercise price). The Company recorded a deferred financing cost of approximately $60,000 in the fourth quarter 2004, representing the fair value of the warrants, which is amortized over the life of the financing agreement of three years. The financing expense recorded for the three months ended September 30, 2006 and 2005 totaled approximately $5,000 and $4,500, respectively, and for the nine months ended September 30, 2006 and 2005 amounted to approximately $15,000 and $13,500, respectively.

Under the terms of the Agreement, the Company is required to maintain a specified level of net worth, working capital and debt ratios as defined. On March 21, 2006, the Company and Rosenthal agreed to amend the covenants, effective December 31, 2005. On August 9, 2006, the Company and Rosenthal agreed to amend and increase the capital expenditures covenant, effective September 30, 2006. As of September, 30, 2006, the Company did not comply with certain financial covenants for which Rosenthal has provided a waiver.

The Company believes that it will have sufficient liquidity for the next twelve months and the foreseeable future. However, the Company would be materially and adversely affected if Rosenthal demands payment of these borrowings under the Agreement and if the Company is unable to refinance these borrowings.

Note 4 - LITIGATION

In October 2006, the Company paid $200,000 in settlement of a legal proceeding that had been brought against Essential Reality, Inc. (a predecessor of the Company), Essential Reality, LLC and David Devor, a former officer and a current employee of the Company, for rent and costs relating to premises formerly occupied by the Company. As of December 31, 2005, the Company had accrued $125,000 against the potential outcome of the litigation. For the nine months ended September 30, 2006, the Company accrued an additional $75,000, resulting in an aggregate liability of $200,000 accrued at September 30, 2006.

Note 5 - TERMINATED TRANSACTION COSTS

On April 26, 2006, the Company announced that it would not acquire Foto Electric Supply Co., Inc. (Fesco). An agreement by the Company to acquire Fesco had expired by its terms on February 28, 2006, and subsequent discussions to extend and amend the agreement ended. As a result, the Company recorded a charge of approximately $257,000 in the first quarter of 2006 for its costs in the terminated transaction.

Note 6 - COMMITMENTS

On June 8, 2006, the Company entered into an agreement to lease approximately 25,000 square feet of space located in New York City, of which approximately 18,000 and 7,000 square feet will be utilized for warehouse and office space, respectively. The lease has a five-year term commencing on June 1, 2006 and expiring on May 31, 2011, unless otherwise extended by the Company under an option to extend the term for an additional five-year term expiring on May 31, 2016. The annual base rent is $295,000 for the first year of the term (payable in 12 equal monthly payments of approximately $24,583, with an abatement equal to approximately $24,583 for the first rental payment) and increases 3.5% on June 1st of each year beginning with June 1, 2007. In the event the Company exercises the option, the annual base rent will continue to increase at the 3.5% annual rate.

On June 13, 2006, the Company entered into a lease agreement for approximately 7,000 square feet of space located in Miami, Florida, of which approximately 5,000 and 2,000 square feet will be used for warehouse and showroom/office space, respectively. The lease has a five-year term commencing on June 1, 2006. The annual base rent is $56,400 for the first two years of the term (payable in monthly payments of $4,700), and increases 2.0% on June 1st of each year beginning with June 1, 2008. In addition, the Company is obligated to pay condominium maintenance fees (currently $600 per month), real property taxes (currently $800 per month) and all applicable sales tax.

In October 2006, the Company entered into a two year employment agreement with its Chief Financial Officer (the "Officer"). The agreement provides for annual base compensation of $210,000 per annum as well as for insurance and other fringe benefits, and contains confidentiality and non-compete and non-interference provisions. The Company may terminate the employment under the agreement without cause (as defined) at any time, provided that, in such case, the Company will, as severance, continue to pay an amount equal to his then base salary in normal payroll installments, subject to withholding, for six months or if less until September 30, 2008. In addition, the Company will pay the cost of COBRA for the period during which severance is payable as aforesaid. In addition, the Company granted an option effective on October 3, 2006 to purchase 100,000 shares of the Company's common stock under the Company's stock option plan at an exercise price of $0.18 per share. The option has a 10 year term, and vests in 12 equal installments on the last day of each of the 12 calendar quarters beginning with the calendar quarter that begins on October 1, 2006, but only so long as the Officer is employed by the Company on the last day of such calendar quarter.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Certain of our accounting policies require the application of significant judgment by us in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on historical experience, observation of trends in the industry, information provided by customers and information available from other outside sources, as appropriate. Critical accounting policies include:

Revenue Recognition - We recognize sales upon shipment of products to customers as title and risk of loss pass upon shipment and collectibility is reasonably assured. We provide provisions for estimated uncollectible discounts and rebates to customers, estimated returns and allowances and other adjustments in the same period the related sales are recorded. While such amounts have been within expectations and the provisions established, we cannot guarantee that we will continue to experience the same rates as in the past.

Accounts Receivable - Accounts Receivable as shown on the Balance Sheet are net of allowances and anticipated discounts. We establish credit terms for new clients based upon a review of their credit information and perform ongoing credit evaluations of our customers, adjusting credit terms when we believe appropriate based upon payment history and an assessment of their current credit worthiness. The allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the financial statements for estimated losses resulting from the inability of its clients to make required payments. We determine this allowance by considering a number of factors, including the length of time trade accounts receivable are past due, previous loss history, estimate of the client's current ability to pay its obligation to us, and the condition of the general economy and the industry as a whole. While credit losses have generally been within expectations and the provisions established, we cannot guarantee that credit loss rates in the future will be consistent with those experienced in the past. In addition, we have credit exposure if the financial condition of one of our major clients were to deteriorate. In the event that the financial condition of its clients were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be necessary. It is reasonably possible that our estimate of the allowance for doubtful accounts will change. As of September 30, 2006 and December 31, 2005, our allowance for doubtful accounts approximated $236,000 and $181,000, respectively.

Inventories - Inventory is stated at the lower of cost or market, cost being determined on the average cost basis. We receive price protection from certain of our suppliers for merchandise that may be slow moving or aged. We evaluate the adequacy of our slow moving or aged inventory quarterly and write down inventory to fair value based upon the price protection received or current market value. While write-downs have been within expectations and the provisions established, we cannot guarantee that we will continue to experience the same level of write-downs as in the past. We do not offer warranties to our customers but will accept returns of product claimed to be defective and reimburse the customers for the full purchase price. The majority of our suppliers in turn accept these returns from us. There are no reserves for warranties as of September 30, 2006 and December 31, 2005.

Income Taxes - At December 31, 2005, we had federal and state net operating loss carryforwards (NOL's) of approximately $5.5 million. In accordance with SFAS No. 109, "Accounting for Income Taxes", we establish valuation allowances if it is "more likely than not" that we will not be able to utilize the NOLs to offset future taxes. We have established a valuation allowance for the full amount of the December 31, 2005 NOL due to the uncertainty surrounding the realization of the NOL's which resulted from a transaction under a Share Exchange Agreement in June 2004 by and among us (formerly Essential Reality, Inc.) and Jay Gelman, Andre Muller and Francis Vegliante ("Exchange Agreement"). Pursuant to IRC
Section 382 of the Tax Reform Act of 1986 the utilization of NOL's is limited in the case of certain transactions including significant changes in ownership interests. We have determined that based upon the terms of the Exchange Agreement, an ownership change pursuant to this Act has occurred and as a result, the NOL's are significantly limited.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2006 compared to Three Months Ended September 30, 2005:

The following table shows each specified item as a dollar amount (in thousands) and as a percentage of net sales for the three months ended September 30, 2006 and 2005, and should be read in conjunction with the financial statements included elsewhere in this Quarterly Report on Form 10-Q:

                                                                                 Three Months ended September 30,
                                                                                  -------------------------------
                                                                              2006                             2005
                                                                 ----------------------------     ---------------------------
Net sales                                                        $     15,453           100.0%    $     13,566          100.0%

Cost of goods sold                                                     14,093            91.2%          12,035           88.7%
                                                                 ------------    ------------     ------------   ------------

Gross profit                                                            1,360             8.8%           1,531           11.3%

Selling and administrative expenses                                     1,654            10.7%           1,187            8.7%
                                                                 ------------    ------------     ------------   ------------

(Loss) income from operations                                            (294)           (1.9%)            344            2.5%

Interest expense                                                          177             1.1%             119            0.9%
                                                                 ------------    ------------     ------------   ------------

(Loss) income before (benefit from) provision for income taxes           (471)           (3.0%)            225            1.7%

(Benefit from) provision for income taxes                                (188)           (1.2%)              3             --
                                                                 ------------    ------------     ------------   ------------

Net (loss) income                                                $       (283)           (1.8%)   $        222            1.6%
                                                                 ============    ============     ============   ============


Net sales increased by $1,887,000, or 14%, from $13,566,000 for the three months ended September 30, 2005 to $15,453,000 for the three months ended September 30, 2006. The growth in net sales was primarily due to the increase in sales with our existing customers, as well as an increase in our customer base.

Cost of goods sold increased by $2,058,000, or 17%, from $12,035,000 for the three months ended September 30, 2005 to $14,093,000 for the three months ended September 30, 2006. The increase is principally attributable to the increase in net sales. Gross profit as a percentage of net sales decreased to 8.8% for the three months ended September 30, 2006 from 11.3% for the three months ended September 30, 2005. This decrease in gross margin reflects higher discounts provided to customers as an inducement to increase volume. Cost of goods sold excludes the distribution costs of purchasing, receiving, inspection, warehousing and handling costs; we include these costs in our selling, general and administrative expenses. Our gross margins may not be comparable to those of other entities since some entities include these distribution costs in the cost of goods sold. Distribution costs were approximately $342,000 and $288,000 for the three months ended September 30, 2006 and 2005, respectively.

Selling and administrative expenses increased by $467,000, or 39%, from $1,187,000 for the three months ended September 30, 2005 to $1,654,000 for the three months ended September 30, 2006. The increase was primarily the result of approximately $104,000 in increased rent and utilities attributable to new warehouse and showroom facilities in New York and Florida, approximately $100,000 for increased payroll, commissions and related payroll costs, approximately $100,000 expensed this period for a $200,000 settlement of a legal proceeding (see Part II, Item 1), and approximately $41,000 related to equity-based compensation resulting from the adoption of SFAS 123(R). The remaining increase is attributable to various general increases in selling and administrative expenses. Selling and administrative expenses as a percentage of net sales increased to 10.7% for the three months ended September 30, 2006 from 8.7% for the three months ended September 30, 2005. For the three months ended September 30, 2006, selling and administrative expenses were comprised of the following: $192,000 in selling expenses, $342,000 in distribution costs and $1,120,000 in administrative expenses. For the three months ended September 30, 2005, selling and administrative expenses were comprised of the following:
$172,000 in selling expenses, $288,000 in distribution costs and $727,000 in administrative expenses.

Interest expense increased by $58,000, or 49%, from $119,000 for the three months ended September 30, 2005 to $177,000 for the three months ended September 30, 2006. The increase was primarily due to higher interest rates on bank borrowings and increased borrowings. The increased borrowing levels were the result of increased sales volume that required higher inventory levels and increased accounts receivable.

Nine Months Ended September 30, 2006 compared to Nine Months Ended September 30, 2005

The following table shows each specified item as a dollar amount (in thousands) and as a percentage of net sales for the nine months ended September 30, 2006 and 2005, and should be read in conjunction with the financial statements included elsewhere in this Quarterly Report on Form 10-Q:

                                                                         Nine Months ended September 30,
                                                                         -------------------------------
                                                                    2006                              2005
                                                        ----------------------------     ----------------------------
Net sales                                               $     42,040           100.0%    $     36,679           100.0%

Cost of goods sold                                            37,470            89.1%          32,835            89.5%
                                                        ------------    ------------     ------------    ------------

Gross profit                                                   4,570            10.9%           3,844            10.5%
                                                        ------------    ------------     ------------    ------------

Operating costs and expenses:
    Selling and administrative expenses                        4,267            10.1%           3,739            10.2%
    Terminated transaction costs                                 257             0.7%              --              --
                                                        ------------    ------------     ------------    ------------


Total operating expenses                                       4,524            10.8%           3,739            10.2%
                                                        ------------    ------------     ------------    ------------

Income from operations                                            46             0.1%             105             0.3%

Interest expense                                                 551             1.3%             340             0.9%
                                                        ------------    ------------     ------------    ------------

Loss before (benefit from) provision for income taxes           (505)           (1.2%)           (235)           (0.6%)

(Benefit from) provision for income taxes                       (201)           (0.5%)              8              --
                                                        ------------    ------------     ------------    ------------

Net loss                                                $       (304)           (0.7%)   $       (243)           (0.6%)
                                                        ============    ============     ============    ============

Net sales increased by $5,361,000 or 15% from $36,679,000 for the nine months ended September 30, 2005 to $42,040,000 for the nine months ended September 30, 2006. The growth in net sales was primarily due to the increase in sales with our existing customers, as well as an increase in our customer base.

Cost of goods sold increased by $4,635,000 or 14%, from $32,835,000 for the nine months ended September 30, 2005 to $37,470,000 for the nine months ended September 30, 2006. The increase was consistent with revenue growth. Gross profit as a percentage of net sales increased slightly to 10.9% for the nine months ended September 30, 2006 from 10.5% for the nine months ended September 30, 2005. Cost of goods sold excludes the distribution costs of purchasing, receiving, inspection, warehousing and handling costs; we include these costs in our selling, general and administrative expenses. Our gross margins may not be comparable to those of other entities since some entities include these distribution costs in the cost of goods sold. These distribution costs were approximately $996,000 and $804,000 for the nine months ended September 30, 2006 and 2005, respectively.

Selling and administrative expenses increased by $528,000 or 14%, from $3,739,000 for the nine months ended September 30, 2005 to $4,267,000 for the nine months ended September 30, 2006. The increase was primarily the result of increases in freight out expenses of approximately $171,000, due primarily to fuel increases, approximately $190,000 for increased payroll, commissions and related payroll costs, costs, approximately $121,000 related to equity-based compensation resulting from the adoption of SFAS 123(R), approximately $134,000 in increased rent and utilities attributable to new warehouse and showroom facilities in New York and Florida and the settlement of a legal proceeding. These increases were in part offset by a decrease in professional fees of $113,000 consisting primarily of decreased accounting and legal fees related to Company SEC filings and a $105,000 gain from insurance proceeds for replacement value of assets in excess of book value that were damaged a result of a fire near our former 132nd Street location. Selling, general and administrative expenses as a percentage of net sales decreased slightly to 10.1% for the three months ended September 30, 2006 from 10.2% for the nine months ended September 30, 2005. For the three months ended September 30, 2006, selling and administrative expenses were comprised of the following: $588,000 in selling expenses, $996,000 in distribution costs and $2,683,000 in administrative expenses. For the nine months ended September 30, 2005, selling and administrative expenses were comprised of the following: $543,000 in selling expenses, $804,000 in distribution costs and $2,392,000 in administrative expenses.

We expensed terminated transaction costs of $257,000, or 1.0% of sales, in the first quarter of 2006 as a result of our decision not to acquire Foto Electric Supply Co., Inc. An agreement by the Company to acquire Fesco had expired by its terms on February 28, 2006, and subsequent discussions to extend and amend the agreement ended.

Interest expense increased by $211,000, or 62%, from $340,000 for the nine months ended September 30, 2005 to $551,000 for the nine months ended September 30, 2006. The increase was primarily due to higher interest rates on bank borrowings and increased borrowings. The increased borrowing levels were the result of increased sales volume that required higher inventory levels and increased accounts receivable.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 2006 net cash provided by operating activities was approximately $701,000. Net cash provided by operations for the nine months ended September 30, 2006 consisted of a net loss of approximately $304,000, offset by net changes in operating assets and liabilities totaling approximately $846,000 and non-cash charges, net of non-cash credits for deferred income taxes and an insurance recovery gain, approximating $159,000. For the nine months ended September 30, 2005,we used net cash in operating activities of approximately $233,000, which principally consisted of a net loss of approximately $243,000 and net changes in operating assets and liabilities totaling approximately $266,000, offset by non-cash charges approximating $276,000.

For the nine months ended September 30, 2006, we used $507,000 cash for investing activities compared to $89,000 cash used for investing activities in the comparable period in 2005. For the nine months ended September 30, 2006 we purchased $590,000 of property and equipment, of which approximately $500,000 was in connection with our move to a new warehouse, showroom and executive offices in New York City, and approximately $20,000 was for our new warehouse in Florida, which we opened in September 2006. Cash used in investing activities for the nine months ended September 30, 2006 was in part offset by insurance proceeds for replacement value of assets in excess of book value that were damaged a result of a fire near our former 132nd Street location totaling approximately $124,000.

Net cash used in financing activities for the nine months ended September 30, 2006 was approximately $188,000 which primarily consisted of net repayments on our note payable to bank approximating $177,000. For the nine months ended September 30, 2005, net proceeds on our note payable to bank approximated $237,000.

We have a financing agreement (the "Agreement") with Rosenthal & Rosenthal, Inc. ("Rosenthal") pursuant to which Rosenthal may in its discretion lend to us up to $10,000,000, which is the maximum credit under the facility, based on eligible inventory and receivables. All borrowings are due on demand, are secured by substantially all of our assets, and require us to be in compliance with certain financial covenants. Our CEO and our President have signed limited guaranties in respect of borrowings under the Agreement.

The Agreement terminates November 30, 2007 unless earlier terminated by Rosenthal on 30 days' notice. Interest accrues on outstanding borrowings at the prime rate (but not less than 4.75%) plus 1.5%. At September 30, 2006, the interest rate on borrowings outstanding was 9.75%. In addition, we are obligated to pay the lender on each anniversary date an annual fee of 1% of the maximum credit which is amortized over one year, and a monthly administrative fee of $1,000. The financing expense for the annual fee recorded totaled approximately $25,000 and $12,500 for the three months ended September 30, 2006 and 2005, respectively, and approximately $75,000 and $50,000 for the nine months ended September 30, 2006 and 2005, respectively. At September 30, 2006 and December 31, 2005, we borrowed $4,959,000 and $5,135,000, respectively, under the facility.

In connection with establishing the Agreement, we issued to Rosenthal a warrant (the "Warrant") to purchase 500,000 shares of common stock at $0.10 per share. The Warrant expires on November 30, 2010. On notice by the Company the Warrants will expire earlier if the closing price of the common stock during a period designated in the Warrants is not less than $0.40 per share. The Warrants may be exercised by Rosenthal at $.10 per share for cash or on a cashless basis (i.e., by deducting from the number of shares otherwise issuable on exercise a number of shares that have a then market value equal to the exercise price). We recorded a deferred financing cost of approximately $60,000 in the fourth quarter 2004, representing the fair value of the warrants, which is amortized over the life of the financing agreement of three years. The financing expense recorded for the three months ended September 30, 2006 and 2005 totaled approximately $5,000 and $4,500, respectively, and for the nine months ended September 30, 2006 and 2005 amounted to approximately $15,000 and $13,500, respectively.

Under the terms of the Agreement, we are required to maintain a specified level of net worth, working capital and debt ratios as defined. On March 21, 2006, we agreed with Rosenthal to amend the covenants, effective December 31, 2005. On August 9, 2006, Rosenthal further agreed to amend and increase the capital expenditures covenant, effective September 30, 2006. As of September, 30, 2006, we did not comply with certain financial covenants for which Rosenthal has provided a waiver.

We believe we will have sufficient liquidity for the next twelve months and the foreseeable future. However, our business would be materially and adversely affected if Rosenthal demands payment of these borrowings under the Agreement and if we are unable to refinance these borrowings.

In September 2006, we relocated our offices, wholesale showroom, and warehouse to a 25,000 square foot facility located at 1160 Commerce Avenue in the Bronx, New York. The new facility, which provides almost 10,000 square feet more than our old facilities, is leased for a five year term with an option for us to extend the term for an additional 5 year term expiring on May 31, 2016. Annual base rent is $295,000 for the first year of the term, with scheduled 3.5% increases each year commencing on June 1, 2007.

In addition, in September 2006 we opened a 7,000 square feet distribution facility and wholesale showroom in Miami, Florida.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. We have no financial instruments that give us exposure to foreign exchange rates or equity prices.

Our pre-tax earnings and cash flows are exposed to changes in interest rates as all borrowings under its credit facility bear interest at the prime rate (but not less than 4.75%) plus 1.5%. As of September 30, 2006, our note payable-bank bore interest at 9.75%. As of September 30, 2006, a hypothetical immediate 10% adverse change in prime interest rates relating to the note would have an approximate $48,000 unfavorable impact on our earnings and cash flows over a one-year period, assuming the borrowing level remains consistent with the outstanding borrowings as of September 30, 2006. The fair value of the borrowings under the credit facility is not affected by changes in market interest rates.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation has been carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2006 ("Evaluation Date"). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the disclosure controls and procedures are reasonably designed and effective to ensure that (i) information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and
(ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

                            PART 2. OTHER INFORMATION

Item numbers 2, 3, 4 and 5 are not applicable and have been omitted.

ITEM 1.  LEGAL PROCEEDINGS

In October 2006, the Company paid $200,000 in settlement of a legal proceeding that had been brought against Essential Reality, Inc. (a predecessor of the Company), Essential Reality, LLC and David Devor, a former officer and a current employee of the Company, for rent and costs relating to premises formerly occupied by the Company. As of December 31, 2005, the Company had accrued $125,000 against the potential outcome of the litigation. For the nine months ended September 30, 2006, the Company accrued an additional $75,000, resulting in an aggregate liability of $200,000 accrued at September 30, 2006.


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

Our ability to obtain particular products in required quantities and to fulfill customer orders on a timely basis is critical to our success. In most cases, we have no guaranteed price or delivery agreements with suppliers. In certain product categories, limited price concessions or return rights offered by publishers may have a bearing on the amount of product we may be willing to purchase. Our industry may experience significant hardware supply shortages from time to time due to the inability of certain manufacturers to supply certain products on a timely basis. As a result, we have experienced, and may in the future continue to experience, short-term hardware inventory shortages. In addition, we do not develop or manufacture any of the products we sell, but act solely as a distributor for the products of third parties. As such, we are entirely dependent on manufacturers or publishers who currently distribute their products through us, and who may, at any time, decide to distribute, or to substantially increase their existing distribution, through other distributors, or directly to retailers. During the nine months ended September
 30, 2006, our three largest suppliers accounted for approximately 49% of our purchases (with one accounting for approximately 30% of such total purchases alone) and our ten largest suppliers in the aggregate accounted for approximately 75% of our purchases. Our distribution agreements with our major suppliers are generally terminable at any time by the suppliers on 30 days' prior written notice. In the event that we are unable to maintain our distribution arrangements with one or more of these significant suppliers, our business would be harmed and may not survive.

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

To date we have no direct business relationship with Microsoft Corporation ("Microsoft") for the distribution of its Xbox(R) game console. The Xbox and Xbox 360 consoles, currently represent an important segment of the videogame console market. To date, as a result of our inability to obtain a direct distribution arrangement with Microsoft for its Xbox products, we have had to purchase Xbox(R) products from one of Microsoft's distributors, thereby reducing our margins on these products. In the event that we are unable to acquire a direct distribution arrangement with Microsoft in the near future for the sale of Xbox products, including the newly-launched Xbox 360, our business could be adversely affected.

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

We do not have long-term purchase and sale agreements with any of our customers, and all of our sales to customers are made on a purchase order by purchase order basis. Although we believe that our customer base currently consists of approximately 2,600 retail stores located throughout the United States and Canada, with a majority being in the New York metropolitan area and surrounding tri-state region, during the nine months ended September 30, 2006, our largest customer accounted for 9% of our total sales, our top five customers accounted for 36% of our sales, our top ten customers accounted for 52% of our sales and our top 25 customers accounted for 68% of our sales. Since we have no long-term commitments with any of the customers to continue to purchase products from us, the loss of any of these customers could have a materially adverse effect on our business.

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


Item 6.       (a) Exhibits.

              31.1 Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

              31.2 Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

              32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

              32.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 14, 2006
Alliance Distributors Holding Inc.




By: /s/ Jay Gelman
   -------------------------------------------
    Jay Gelman
    CEO and Chairman of the Board


By: /s/ Stephen Agress
    -------------------------------------------
    Stephen Agress
    Executive Vice President and Chief Financial Officer