Form 10-K
period 2006-12-31
Alliance Distributors Holding Inc.
filed 2007-03-29
CIK 1115463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☑ Annual report under section 13 or 15(d) of the securities exchange act of 1934
For the fiscal year ended December 31, 2006

☐ Transition report under section 13 or 15(d) of the securities exchange act of 1934

Commission file number 000-32319

ALLIANCE DISTRIBUTORS HOLDING INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0851302
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1160 Commerce Avenue, Bronx, New York	11462
(Address of principal executive offices)	(Zip Code)

(718) 536-2248
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:	None

Securities registered under Section 12(g) of the Exchange Act:	Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐ No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter $2,702,000

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

48,721,065 shares of common stock, $.01 par value, as of March 19, 2007.

DOCUMENTS INCORPORATED BY REFERENCE
[SEE INDEX TO EXHIBITS]

PART I

Disclosures in this Form 10-K contain certain forward-looking statements, including without limitation, statements concerning our operations, economic performance, and financial condition. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “estimate,” “believe,” “expect,” and “anticipate” and other similar expressions generally identify forward-looking statements, which speak only as of their dates.

These forward-looking statements are based largely on our current expectations, and are subject to a number of risks and uncertainties, including without limitation, risks associated with technological change, competitive factors and general economic conditions, changes in marketing and distribution strategies by manufacturers, continued shortages of new platform systems, difficulty in integrating and deriving synergies from acquisitions, potential undiscovered liabilities of companies that we acquire, changes in our business or growth strategy, the emergence of new or growing competitors, various other competitive and technological factors, and other risks and uncertainties set forth under “Risk Factors.”

Our actual results could differ materially from the results referred to in the forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the results referred to in the forward-looking statements contained in this release will occur.

We undertake no obligation to update or review any guidance or other forward-looking information, whether as a result of new information, future developments or otherwise.

ITEM 1. DESCRIPTION OF BUSINESS

Alliance Distributors Holding Inc. (the "Company" or "Alliance") is a distributor of video game consoles and video game peripherals, accessories and software. Our offices are located at 1160 Commerce Avenue, Bronx, New York 10462. Our telephone number is (718) 536-2248.

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

Certain holders granted to Jay Gelman an irrevocable voting proxy to vote their voting stock. As of February 28, 2007, Jay Gelman's voting proxy covered 5,732,091 shares of common stock, as well as 168,427 shares of Series A Convertible Non Redeemable Preferred Stock that have 2,679,674 votes, for a total voting proxy of 8,411,765 votes.

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

Our Business

What we Sell

We distribute to retail stores videogame consoles that are manufactured by Sony (primarily the PlayStation(R) 3 Computer Entertainment system or “PS3”, PlayStation(R) 2 Computer Entertainment system or “PS2” and Play Station Portable system or “PSP”), Nintendo of America, Inc. “Nintendo” (including the Wii, Nintendo DS, Game Boy(R) Advance and GameCubeTM systems) and, pursuant to a resale relationship we have with one of Microsoft’s distributors, Microsoft products, including the Xbox 360 (R) and Zune systems. We generally sell these consoles at prices ranging from $70 to $600. We also distribute accessories and game software that are made for these consoles by the console manufacturers and third parties. Accessories include controllers, memory cards, network adaptors, component cables, rechargeable kits and carrying cases. We sell our accessories and software at prices generally ranging from $7.50 to $150. At December 31, 2006, we had available an aggregate of approximately 3,500 products for sale to our customers.

The Market

According to The NPD Group, Inc. a leading market information provider, the videogame market, which includes gaming hardware, software, and accessories, generated U.S. retail sales of $12.5 billion in 2006. This represented an approximate 19 percent increase over the $10.5 billion sales generated in 2005. According to the International Development Group (“IDG”), the average age of Americans who play video and PC games is 29, and approximately 145 million people play videogames on a regular basis.

Suppliers

We are direct distributors for Sony Computer Entertainment America Inc. ("Sony") and Nintendo of America Inc. ("Nintendo") and purchase product from them directly. We are also direct distributors for approximately 75 third-party vendors (including Electronic Arts Inc., Take Two Interactive Software, Inc. and THQ Inc.) of accessories and software for video games. We have no relationship with Microsoft for distribution of the Microsoft Xbox 360 (R) and the Zune, and purchase our Xbox 360 (R) and Zune supplies from another distributor.

For the three years ended December 31, 2006, we purchased approximately 20%, 33% and 30% of our products for cash in advance, and the balance on 30 day to 45 day terms.

In addition to manufacturer credit and internally generated funds, we have a financing agreement with a lender under which the lender may in its discretion lend us up to $10,000,000 based on eligible receivables and inventory. We have pledged substantially all of our assets as security for this financing.

For the year ended 2006, three of our suppliers in the aggregate accounted for approximately 49% of our purchases (with one accounting for 27% alone) and the ten largest suppliers in the aggregate accounted for approximately 74% of our purchases. For the year ended 2005, three of our suppliers in the aggregate accounted for approximately 62% of our purchases (with one accounting for 42% alone), and our ten largest suppliers in the aggregate accounted for 82% of our purchases. For the year ended December 31, 2004, the same three suppliers in the aggregate accounted for approximately 56% of our purchases, and our ten largest suppliers in the aggregate accounted for 77% of our purchases. We have no long term agreement with any of our suppliers, and conduct business with them on an individual purchase order basis. Our business would be materially and adversely affected should any material supplier terminate its relationship with us or modify its relationship with us.

Warehouse and Showroom

In September 2006, we relocated our executive offices, showroom and warehouse to 25,000 square feet of space located at 1160 Commerce Avenue, Bronx, New York 10462. In addition, in September 2006 we opened a 5,000 square foot warehouse and 2,000 square foot showroom in Miami, Florida. We utilize our showrooms to display products to our customers. Our products are either picked up directly by the customer from our showroom or delivered to customers from our warehouses by one of our delivery vehicles or through a third party courier. We deliver products at no additional charge to customers that purchase at least $500 worth of products in the New York metropolitan area and the surrounding tri-state region. We also drop ship certain products directly from the manufacturer to our customers.

Our Customers; Sales and Marketing

Our customers consist primarily of approximately 2,600 retail outlets located throughout the United States and Canada, with a majority being in the New York metropolitan area and the surrounding tri-state region. These customers include independent retailers, regional electronics superstores, entertainment specialty stores, video stores, online retailers, specialty toy retailers, supermarkets, drug stores, department stores, and military bases. We estimate that these stores are owned by approximately 350 to 500 different entities. Between 30% to 40% of our sales are on a cash on delivery basis, and the balance is invoiced primarily on 7 through 30 day terms. To our knowledge, no group of stores under common ownership accounted for 10% or more of our sales in any of the three years in the period ended December 31, 2006.

We sell to our customers through our sales employees, most of whom are paid on a salary plus commission basis. We have no long-term sales agreements.

We market ourselves in part as being engaged in a "Video Game Alliance" with our customers, fostering the sense that we are truly partners with our retailer customers in selling products to the end user. Our showroom is designed in part to help us advise our customers on how best to sell the product they buy from us, and we offer them banners, and point of sale and similar material. In advertisements we list our customers and indicate that the advertisement is "brought to you by Alliance Distributors." We have not to date advertised in the trade press. We have historically attended and exhibited at two trade shows annually.

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

Employees

We currently employ approximately 40 employees; the vast majority of whom are employed on a full time basis.

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

We may be unable to sell our existing inventory as a result of shortages of new platform systems.

We may be adversely affected if a current industry shortage of certain hardware models continues for a lengthy period of time. Shortages of systems, including shortages of the newly introduced PS3 and of the PS2 product from Sony Corporation, the newly introduced Wii from Nintendo, and Xbox 360 consoles from Microsoft, can cause a significant slowdown in industry revenues. If this were to continue and intensify, there would be a significant negative impact on our and on our customers’ ability to sell existing inventory. As a result, orders by our customers would be reduced significantly, which would greatly limit our ability to sell these products. Furthermore, although major manufacturers have traditionally reduced the prices of their current hardware models in conjunction with the launch of new systems, we cannot assure you that these manufacturers will continue this price reduction strategy. Even if manufacturers do reduce prices, we cannot assure you that any past success will result in increased purchases of existing systems ahead of new platform launches.

We are dependent on the contributions of our key executives and must maintain their services; Not entitled to key man proceeds.

Our success depends in large degree upon the skills of our senior management team and key employees and, in particular, Jay Gelman, our Chairman and CEO, and Andre Muller, our COO. An employment agreement with Mr. Gelman expired on June 30, 2006. Neither of such persons has expressed any intention to terminate services. We have obtained only $1,000,000 in key man insurance on the life of Mr. Gelman, and this policy has been assigned to the Company’s senior lender. The loss of the services of any of these persons would have a material adverse effect on our business.

Gross margins relating to our business have been historically narrow which increases the impact of variations in costs on our operating results.

As a result of intense price competition, our gross margins in our business have historically been narrow and may continue to be narrow in the future. Accordingly, slight variations in operating costs and expenses could result in significant losses in our distribution business from period to period.

We depend on a limited number of suppliers and have no long-term agreement with any suppliers.

Our ability to obtain particular products in required quantities and to fulfill customer orders on a timely basis is critical to our success. In most cases, we have no guaranteed price or delivery agreements with suppliers. In certain product categories, limited price concessions or return rights offered by publishers may have a bearing on the amount of product we may be willing to purchase. Our industry may experience significant hardware supply shortages from time to time due to the inability of certain manufacturers to supply certain products on a timely basis. As a result, we have experienced, and may in the future continue to experience, short-term hardware inventory shortages. In addition, we do not develop or manufacture any of the products we sell, but act solely as a distributor for the products of third parties. As such, we are entirely dependent on manufacturers or publishers who currently distribute their products through us, and who may, at any time, decide to distribute, or to substantially increase their existing distribution, through other distributors, or directly to retailers. For the year ended 2006, three of our suppliers in the aggregate accounted for approximately 49% of our purchases (with one accounting for 27% alone) and the ten largest suppliers in the aggregate accounted for approximately 74% of our purchases. Our distribution agreements with our major suppliers are generally terminable at any time by the suppliers on 30 days’ prior written notice. In the event that we are unable to maintain our distribution arrangements with one or more of these significant suppliers, our business would be harmed and may not survive.

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

We have not entered into any distribution arrangement with Microsoft for distribution of its Xbox® 360 products.

To date we have no direct business relationship with Microsoft Corporation (“Microsoft”) for the distribution of its Xbox 360 game console. This product currently represents an important segment of the videogame console market. As a result of our inability to obtain a direct distribution arrangement with Microsoft, we have had to purchase Xbox® 360 products from one of Microsoft’s distributors, thereby reducing our margins on these products. In the event that we are unable to acquire a direct distribution arrangement with Microsoft in the near future for the sale of Xbox 360 products, our business could be adversely affected.

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

We have experienced and may continue to experience wide fluctuations in quarterly operating results. The interactive entertainment industry is highly seasonal, with sales typically higher during the fourth calendar quarter, due primarily to the increased demand for games during the holiday buying season. Our failure or inability to acquire products on a timely basis to meet seasonal fluctuations in demand may harm our business and operating results. These fluctuations could also cause the price of our Common Stock to decline. Other factors that cause fluctuations include:

•	delays in the introduction of new titles;
•	the size and timing of product and business acquisitions;
•	variations in sales of titles designed to operate on particular platforms;
•	availability of hardware platforms;
•	product returns and price concessions; and
•	the timing of orders from major customers.

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

We do not have long-term purchase and sale agreements with any of our customers, and all of our sales to customers are made on a purchase order by purchase order basis. Although our customer base currently consists of approximately 2,600 retail stores located throughout the United States and Canada, with a majority being in the New York metropolitan area and surrounding tri-state region, during the year ended December 31, 2006, our largest customer accounted for 9% of our total sales, our top five customers accounted for 36% of our sales, our top ten customers accounted for 49% of our sales and our top 25 customers accounted for 65% of our sales. Since we have no long-term commitments with any of the customers to continue to purchase products from us, the loss of any of these customers could have a materially adverse effect on our business.

We hold no patents or material proprietary technology.

We have no intellectual property other than a trademark for “Video Game Alliance.”

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

Our business is subject to all of the risks generally associated with the interactive entertainment industry, which has been cyclical in nature and has been characterized by periods of significant growth followed by rapid declines. Our future operating results will depend on numerous factors beyond our control, including:

°	the popularity, price and timing of new software and hardware platforms being released and distributed by us and our competitors;

°	international, national and regional economic conditions, particularly economic conditions adversely affecting discretionary consumer spending;

°	war, acts of terrorism and military action, which could adversely affect consumer preferences in entertainment;

°	changes in consumer demographics;

°	the availability and popularity of other forms of entertainment; and

°	critical reviews and public tastes and preferences, all of which change rapidly and cannot be predicted.

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

Trade organizations within the videogame industry require interactive entertainment software publishers to provide consumers with information relating to graphic violence, profanity or sexually explicit material contained in software titles, and impose penalties for noncompliance. We understand that certain countries have also established similar rating systems as prerequisites for sales of interactive entertainment software in such countries. Our suppliers’ software titles receive a rating of “E” (age 6 and older), “T” (age 13 and over) or “M” (age 17 and over). Many of the new titles we carry have received an M rating. We do not know whether our supplies properly comply with such rating systems or properly display the ratings and content descriptions received for our titles.

Several proposals have been made for federal legislation to regulate the interactive entertainment software, motion picture and recording industries, including a proposal to adopt a common rating system for interactive entertainment software, television and music containing violence or sexually explicit material, and the Federal Trade Commission has issued reports with respect to the marketing of such material to under-17 audiences. Consumer advocacy groups have also opposed sales of interactive entertainment software containing graphic violence or sexually explicit material by pressing for legislation in these areas (including legislation prohibiting the sale of certain “M” rated videogames to under-17 audiences) and by engaging in public demonstrations and media campaigns. Retailers may decline to sell interactive entertainment software containing graphic violence or sexually explicit material, which may limit the potential market for the “M” rated products we sell, and adversely affect our operating results. If any groups (including international, national and local political and regulatory bodies) were to target our suppliers’ “M” rated titles, we might be required to discontinue a particular title, which in the case of the best selling titles could seriously hurt our business.

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

ITEM 2. DESCRIPTION OF PROPERTIES

On June 8, 2006, we entered into an agreement to lease approximately 25,000 square feet of space at 1160 Commerce Avenue, Bronx, New York 10462, of which approximately 18,000 and 7,000 square feet is utilized for warehouse and office space, respectively. The lease has a five-year term commencing on June 1, 2006 and expiring on May 31, 2011, with an option to extend the term for an additional five-year term expiring on May 31, 2016. Our annual base rent is $295,000 for the first year of the term (which we pay in 12 equal monthly payments of approximately $24,583) and increases 3.5% on June 1st of each year beginning with June 1, 2007. In the event we exercise our option to renew the lease, the annual base rent will continue to increase at the 3.5% annual rate.

In addition, on June 13, 2006, we leased approximately 7,000 square feet of space in Miami, Florida, of which approximately 5,000 square feet is used as a warehouse and the remaining 2,000 as a showroom and offices. The lease has a five-year term commencing on June 1, 2006. The annual base rent is $56,400 for the first two years of the term (payable in monthly payments of $4,700), and increases 2.0% on June 1st of each year beginning with June 1, 2008. In addition, we pay condominium maintenance fees (currently $600 per month), real property taxes (currently $800 per month) and all applicable sales tax.

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

In October 2006, we paid $200,000 in settlement of a legal proceeding that had been brought against Essential Reality, Inc. (a predecessor of our Company), Essential Reality, LLC and David Devor, a former officer and a current employee, for rent and costs relating to premises formerly occupied by us. As of 2005, we had accrued $125,000 against the potential outcome of the litigation. In 2006, we recorded an additional $75,000, and paid the entire settlement amount.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

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

	Common Stock
	Bid Prices

2006	High	Low

First Quarter	$0.46	$0.20

Second Quarter	$0.22	$0.11

Third Quarter	$0.18	$0.09

Fourth Quarter	$0.18	$0.11

2005	High	Low

First Quarter	$0.65	$0.11

Second Quarter	$0.20	$0.12

Third Quarter	$0.45	$0.13

Fourth Quarter	$0.47	$0.20

As of March 16, 2007, there were approximately 550 stockholders of record of the Company's Common Stock. This number does not include certain shares held in street name. The Company has not paid cash dividends on its Common Stock and does not plan to pay cash dividends in the foreseeable future.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

Our Alliance Distributors Holding Inc. 2004 Stock Plan (the "2004 Plan") was adopted by our directors on October 25, 2004 and was approved by our stockholders on October 25, 2004. Our 2006 Stock Plan (the “2006 Plan”) was adopted by our directors on October 3, 2006 and was approved by our stockholders on February 1, 2007. Both plans enable us to grant equity and equity-linked awards to our Directors, officers, employees and other persons who provide services to us. The plans are intended to allow us to provide incentives that will (1) strengthen the desire of highly competent persons to provide services to us and (2) further stimulate their efforts on our behalf. We have made no grants under the 2006 Stock Plan.

As of December 31, 2006, we have 6,990,000 options outstanding under the 2004 Plan. The options are ten-year non-qualified options to purchase our common stock, 6,740,000 of the options have an exercise price of $0.325 per share, 150,000 of the options have an exercise price of $0.32 per share, and 100,000 of the options have an exercise price of $0.18 per share. All options vest and become exercisable in 12 equal quarterly installments. Of the total options granted, 1,100,000 options were granted to Jay Gelman, our Chairman of the Board of Directors and Chief Executive Officer, 1,100,000 options were granted to Andre Muller, our President, Chief Operating Officer and director, 100,000 options were granted to Stephen Agress, our Executive Vice President, Chief Financial Officer and Secretary and 150,000 options were granted to each of Thomas Vitiello, Steven H. Nathan and Humbert B. Powell, III, each non-employee members of our Board of Directors. We granted the options in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

Equity Compensation Plan Information
Plan category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation under the 2004 Stock Plans approved by security holders	6,990,000	$0.32	3,010,000

Equity compensation under the 2006 Stock Plans approved by security holders	-	-	10,000,000

ITEM 6. SELECTED FINANCIAL DATA.

	Year ended December 31,			May 9, 2003 (inception) to
	2006	2005	2004	Dec. 31, 2003
	(In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:

Net sales	$70,318	$58,670	$35,037	$10,513

Gross profit	$6,893	$5,938	$3,921	$1,294

Income (loss) before provision for (benefit
from) income taxes	$(261)	$108	$(228)	$208

Net income (loss)	$(214)	$186	$(242)	$200

Preferred stock dividends	$-	$-	$164	$-

Net Income (loss) available to common stockholders	$(214)	$186	$(406)	$200

Income (loss) available to common stockholders:
Basic	$.00	$.00	$(.01)	$.01

Diluted	$.00	$.00	$(.01)	$.01

Cash dividends per share	$.00	$.00	$.00	$00

	December 31,
	2006	2005	2004	2003
	(in thousands)
BALANCE SHEET DATA:

Working capital	$2,378	$2,847	$2,587	$501

Total assets	$19,117	$12,870	$8,157	$5,516

Long term liabilities	$44	$38	$49	$307

Total stockholders’ equity	$3,230	$3,251	$3,024	$636

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our distribution revenues are derived from the sale of interactive video games and gaming products for all key manufacturers and third-party software titles, accessories and hardware. Operating margins in our distribution business are dependent on the mix of software and hardware sales, with software and accessories generating higher margins than hardware.

YEAR ENDED DECEMBER 31, 2006 AND 2005

The following tables show each specified item as a dollar amount and as a percentage of net sales in each fiscal period, and should be read in conjunction with the financial statements included elsewhere in this Annual Report on Form 10-K:

	Year ended December 31,
	2006		2005
	Dollars in thousands

Net sales	$70,318	100.0%	$58,670	100.0%

Cost of goods sold	63,425	90.2%	52,732	89.9%

Gross profit	6,893	9.8%	5,938	10.1%

Operating costs and expenses:
Selling and administrative expenses	5,907	8.4%	5,061	8.6%
Provision for doubtful accounts	147	0.2%	247	0.4%
Terminated transaction costs	310	0.4%	-	-

Total operating costs and expenses	6,364	9.0%	5,308	9.0%

Income from operations	529	0.8%	630	1.1%

Interest expense	790	1.1%	522	0.9%

(Loss) income before benefit from income taxes	(261)	(0.3)%	108	0.2%

Benefit from income taxes	(47)	(0.0)%	(78)	(0.1)%

Net (loss) income	$(214)	(0.3)%	$186	0.3%

RESULTS OF OPERATIONS

Net sales increased by $11,648,000 or 20%, from $58,670,000 for the year ended December 31, 2005 to $70,318,000 for the year ended December 31, 2006. The growth in net sales was primarily due to the increase in sales with our existing customers, as well as an increase in our customer base.

Cost of goods sold increased by $10,693,000 or 20%, from $52,732,000 for the year ended December 31, 2005 to $63,425,000 for the year ended December 31, 2006. The increase in cost of good sold is attributable to and consistent with the increase in sales. Cost of goods sold excludes the distribution costs of purchasing, receiving, inspection, warehousing and handling costs; we include these costs in our selling and administrative expenses. These distribution costs were $1,452,000 and $1,161,000 for the years ended 2006 and 2005, respectively. Our gross profit as a percentage of net sales decreased slightly to 9.8% for the year ended December 31, 2006 from 10.1%, for the year ended December 31, 2005. Our gross profit may not be comparable to those of other entities since some entities include distribution costs in the cost of goods sold.

Selling and administrative expenses increased by $846,000 or 17%, from $5,061,000 for the year ended December 31, 2005 to $5,907,000 for the year ended December 31, 2006. The increase was primarily the result of increases in freight out expenses of approximately $211,000, due to both increased sales volume and fuel cost increases, approximately $379,000 for increased payroll, commissions and related payroll costs, approximately $155,000 related to equity-based compensation resulting from the adoption of SFAS 123(R), and approximately $208,000 in increased rent and utilities attributable to new warehouse and showroom facilities in New York and Florida. These increases were in part offset by a $220,000 gain from insurance proceeds for replacement value of assets in excess of book value that were damaged, and for extra costs incurred, as a result of a fire near our former 132ndstreet location. The balance of the change in selling and administrative expenses was due to various increases in administrative expenses. Selling and administrative expenses as a percentage of net sales decreased to 8.4% for the year ended 2006 from 8.6% for the year ended December 31, 2005. For the year ended December 31, 2006, selling and administrative expenses were comprised of the following: $984,000 in selling expenses, $1,452,000 in distribution costs and $3,471,000 in administrative expenses. For the year ended December 31, 2005, selling and administrative expenses were comprised of the following: $796,000 in selling expenses, $1,161,000 in distribution costs and $3,104,000 in administrative expenses.

Our provision for doubtful accounts decreased by $100,000, or 40%, from $247,000 in 2005 to $147,000 in 2006. The decrease is principally attributable to a reduction in potentially uncollectible accounts receivable balances.

We expensed terminated transaction costs of $310,000 in 2006 as a result of our decision not to acquire Foto Electric Supply Co., Inc. An agreement by the Company to acquire Fesco had expired by its terms on February 28, 2006, and subsequent discussions to extend and amend the agreement ended.

Interest expense increased by $268,000 or 51%, from $522,000 for the year ended December 31, 2005 to $790,000 for the year ended December 31, 2006. The increase was primarily due to higher interest rates on bank borrowings and increased borrowings. The increased borrowing levels were the result of increased sales volume that required higher inventory levels and increased accounts receivable.

In 2006, the benefit from income taxes was $47,000 or 18% of the loss before taxes compared to a benefit from income taxes of $78,000, or 72% of income before taxes in 2005. The 2006 benefit is lower than the U.S. Federal statutory rate principally due to a provision for local taxes based upon an alternative tax computation, certain expenses not deductible for income tax purposes, and the reduction of the deferred tax valuation allowance associated with net operating loss carryforwards. In 2005, the benefit is higher than the expected provision based upon the U.S. Federal statutory rate principally due to the utilization of net operating loss carryovers and the reduction of a valuation allowance.

YEAR ENDED 2005 AND DECEMBER 31, 2004

	Year ended December 31,
	2005		2004
	Dollars in thousands

Net sales	$58,670	100.0%	$35,037	100.0%

Cost of goods sold	52,732	89.9%	31,116	88.8%

Gross profit	5,938	10.1%	3,921	11.2%

Operating costs and expenses:
Selling and administrative expenses	5,061	8.6%	3,892	11.1%
Provision for doubtful accounts	247	0.4%	27	0.1%

Total operating costs and expenses	5,308	9.0%	3,919	11.2%

Income from operations	630	1.1%	2	0.0%

Interest expense	522	0.9%	230	0.7%

Income (loss) before (benefit from) provision for income taxes	108	0.2%	(228)	(0.7)%

(Benefit from) provision for income taxes	(78)	(0.1)%	14	0.0%

Net income (loss)	$186	0.3%	$(242)	(0.7)%

RESULTS OF OPERATIONS

Net sales increased by $23,633,000 or 67%, from $35,037,000 for the year ended December 31, 2004 to $58,670,000 for the year ended 2005. The growth in net sales was primarily due to the increase in sales with our existing customers, as well as an increase in our customer base.

Cost of goods sold increased by $21,616,000, or 69%, from $31,116,000 for the year ended December 31, 2004 to $52,732,000 for the year ended 2005. The increase was consistent with revenue growth. Gross profit as a percentage of net sales decreased to 10.1% for the year ended 2005 from 11.2% for the year ended December 31, 2004. This decrease was primarily due to the Company's strategy to grow the customer base and increase revenues by introducing incentive pricing programs to new and key customers. Cost of goods sold excludes the distribution costs of purchasing, receiving, inspection, warehousing and handling costs; we include these costs in our selling and administrative expenses. Our gross margins may not be comparable to those of other entities since some entities include these distribution costs in the cost of goods sold. These distribution costs were $1,161,000 and $994,000 for the year ended 2005 and 2004, respectively.

Selling and administrative expenses increased by $1,169,000, or 30%, from $3,892,000 for the year ended December 31, 2004 to $5,061,000 for the year ended December 31, 2005. The increase was primarily due to the Company's increase in salaries and related payroll taxes of $282,000, advertising and marketing expenses of $195,000, professional fees associated with the Company's expanded operations of $133,000, litigation expenses of $125,000, freight out expenses of $120,000, insurance premiums of $92,000 and stock option compensation expense of $38,000 as a result of 750,000 options that were granted to non-employees who provide services to the Company. Selling and administrative expenses as a percentage of net sales decreased to 8.6% for the year ended December 31, 2005 from 11.1% for the year ended December 31, 2004. For the year ended December 31, 2005, selling and administrative expenses were comprised of the following: $796,000 in selling expenses, $1,161,000 in distribution costs and $3,104,000 in administrative expenses. For the year ended December 31, 2004, selling and administrative expenses were comprised of the following: $497,000 in selling expenses, $994,000 in distribution costs and $2,401,000 in administrative expenses.

Our provision for doubtful accounts increased by $220,000, from $27,000 in 2004 to $247,000 in 2005. The increase is principally attributable to an increase in potentially uncollectible accounts receivable balances.

Interest expense increased by $292,000, or 127%, from $230,000 for the year ended December 31, 2004 to $522,000 for the year ended December 31, 2005. The increase was primarily due to increased borrowings as well as higher interest rates on bank borrowings during the year ended December 31, 2005. The increased borrowing levels were the result of increased sales volume that required higher inventory levels and increased accounts receivable.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $1,436,000 for the year ended December 31, 2006, compared to $2,423,000 cash used in operating activities for the year ended December 31, 2005, a decrease of $987,000. The $987,000 decrease is principally attributable to a decrease in amounts due from vendors combined with an increase in accounts payable resulting in a $4,401,000 increase in cash, partially offset by a $214,000 net loss in 2006 compared to $186,000 net income in 2005, and a $2,234,000 increase in cash used in operating activities resulting from an increase in inventory. The remaining difference is principally due to changes in other operating assets and liabilities. The decrease in amounts due from vendors and increase in accounts payable resulted both from growth in the business and an increase in the amount of credit extended by suppliers.

Net cash used in investing activities increased by $276,000, from $144,000 in 2005 to $420,000 in 2006. The increase is principally attributable to an increase in capital expenditures, partially offset by proceeds from an insurance claim in 2006 totaling approximately $305,000. In 2006 we purchased $699,000 of property and equipment, of which approximately $600,000 was in connection with our move to a new warehouse, showroom and executive offices in New York City, and approximately $50,000 was for our new warehouse in Florida, which we opened in September 2006.

Net cash provided by financing activities for the year ended December 31, 2006 decreased by $648,000, from $2,598,000 in 2005 to $1,950,000 in 2006. The decrease was principally due to a decrease in net proceeds from our bank loan approximating $702,000, partially offset by net cash used in other financing activities approximating $54,000.

We have a financing agreement (the “Agreement”) with Rosenthal & Rosenthal, Inc. ("Rosenthal") pursuant to which Rosenthal may in its discretion lend to us up to $10,000,000, which is the maximum credit under the facility, based on eligible inventory and receivables. All borrowings are due on demand, are secured by substantially all of our assets, and require us to be in compliance with certain financial covenants. Our CEO and our President have signed limited guaranties in respect of borrowings under the Agreement.

The Agreement terminates November 30, 2007 unless earlier terminated by Rosenthal on 30 days' notice. Interest accrues on outstanding borrowings at the prime rate (but not less than 4.75%) plus 1.5%. At December 31, 2006, the interest rate on borrowings outstanding was 9.75%. In addition, we are obligated to pay the lender on each anniversary date an annual fee of 1% of the maximum credit which is amortized over one year, and a monthly administrative fee of $1,000. The financing expense for the annual fee recorded totaled approximately $96,000, $56,000 and $6,000 for the three years ended December 31, 2006.

In connection with the Agreement, on November 11, 2005 we issued to Rosenthal a warrant (the "Warrant") to purchase 500,000 shares of common stock at $0.10 per share. The Warrant expires on November 30, 2010. On notice by the Company the Warrants will expire earlier if the closing price of the common stock during a period designated in the Warrants is not less than $0.40 per share. The Warrants may be exercised by Rosenthal at $.10 per share for cash or on a cashless basis (i.e., by deducting from the number of shares otherwise issuable on exercise a number of shares that have a then market value equal to the exercise price). We recorded a deferred financing cost of approximately $60,000 in the fourth quarter 2004, representing the fair value of the warrants, which is amortized over the life of the financing agreement of three years. The financing expense recorded totaled approximately $20,000, $18,000 and $5,000 for the three years ended December 31, 2006, respectively.

Under the terms of the Agreement, we are required to maintain a specified level of net worth, working capital and debt ratios as defined. At various times throughout the Agreement, Rosenthal has amended the covenants. As of December 31, 2006, the Company did not comply with certain financial covenants for which Rosenthal has provided a waiver.

We believe we will have sufficient liquidity for the next twelve months and the foreseeable future. However, our business would be materially and adversely affected if Rosenthal demands payment of these borrowings under the Agreement and if we are unable to refinance these borrowings. We are currently in discussions to renegotiate our existing facility with our current lender and we believe we will be able to secure an extension of the existing agreement or alternative financing when the current line of credit expires.

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

Contractual Obligations

The table below reflects our contractual cash obligations, expressed in thousands, at December 31, 2006.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Long-term obligations	$15	$11	$4	$-	$-
Operating lease obligations	1,668	357	749	562	-
Note payable - bank	7,201	7,201	-	-	-
Note payable - bank, interest	702	702	-	-	-

Total contractual cash obligations	$9,586	$8,271	$753	$562	$-

Note payable - bank in the table is shown as a less than one year obligation because the lending bank may demand payment at any time. Interest on the note accrues at the prime rate (but not less than 4.75%) plus 1.5%. At December 31, 2006, the interest rate on borrowings outstanding was 9.75%. Note payable - bank, interest assumes that the principal amount outstanding on the note is paid in full on November 30, 2007 (and refinanced immediately thereafter on comparable terms), that the principal amount outstanding during the period will be $7,201,000, and is based upon our current borrowing rate of 9.75%.

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

Accounts Receivable - Accounts Receivable as shown on the Balance Sheet are net of allowances and anticipated discounts. We establish credit terms for new clients based upon a review of their credit information and perform ongoing credit evaluations of our customers, adjusting credit terms when we believe appropriate based upon payment history and an assessment of their current credit worthiness. The allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the financial statements for estimated losses resulting from the inability of its clients to make required payments. We determine this allowance by considering a number of factors, including the length of time trade accounts receivable are past due, previous loss history, estimate of the client's current ability to pay its obligation to us, and the condition of the general economy and the industry as a whole. While credit losses have generally been within expectations and the provisions established, we cannot guarantee that credit loss rates in the future will be consistent with those experienced in the past. In addition, we have credit exposure if the financial condition of one of our major clients were to deteriorate. In the event that the financial condition of its clients were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be necessary. It is reasonably possible that our estimate of the allowance for doubtful accounts will change. As of December 31, 2006 and 2005, our allowance for doubtful accounts approximated $312,000 and $181,000, respectively.

Inventories - Inventory is stated at the lower of cost or market, cost being determined on the average cost basis. We receive price protection from certain of our suppliers for merchandise that may be slow moving or aged. We evaluate the adequacy of our slow moving or aged inventory quarterly and write down inventory to fair value based upon the price protection received or current market value. While write-downs have been within expectations and the provisions established, we cannot guarantee that we will continue to experience the same level of write-downs as in the past. We do not offer warranties to our customers but will accept returns of product claimed to be defective and reimburse the customers for the purchase price paid. The majority of our suppliers in turn accept these returns by customers. There are no reserves for warranties as of December 31, 2006 and 2005.

Income Taxes - At December 31, 2006, we had federal and state net operating loss carryforwards (NOL’s) of approximately $5.5 million. In accordance with SFAS No. 109, “Accounting for Income Taxes”, we establish valuation allowances if it is “more likely than not” that we will not be able to utilize the NOLs to offset future taxes. We have established a valuation allowance for the majority of the NOLs due to the uncertainty surrounding the realization of the NOL’s which resulted from a transaction under the Exchange Agreement. Pursuant to IRC Section 382 of the Tax Reform Act of 1986 the utilization of NOL’s is limited in the case of certain transactions including significant changes in ownership interests. We have determined that based upon the terms of the Exchange Agreement, an ownership change pursuant to this Act has occurred and as a result, the NOL’s are significantly limited.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48) “Accounting for Uncertainty in Income Taxes” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Furthermore, FIN 48 provides guidance on the recognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN 48 to have a material impact on our financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (SAB 108) “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements.” SAB 108 provides guidance on quantifying financial statement misstatements, including the effects of prior year errors on current year financial statements. SAB 108 is effective for periods ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on our financial statements.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measures” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, however it does not apply to SFAS 123R. This Statement shall be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The provisions of this statement should be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except in some circumstances where the statement shall be applied retrospectively. We do not expect the adoption of SFAS 157 to have a material impact on our financial statements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. We have no financial instruments that give us exposure to foreign exchange rates or equity prices.

Our pre-tax earnings and cash flows are exposed to changes in interest rates as all borrowings under its credit facility bear interest at the prime rate (but not less than 4.75%) plus 1.5%. As of December 31, 2006, our note payable-bank bore interest at 9.75%. As of December 31, 2006, a hypothetical immediate 10% adverse change in prime interest rates relating to the note would have an approximate $70,000 unfavorable impact on our earnings and cash flows over a one-year period, assuming the borrowing level remains consistent with the outstanding borrowings as of December 31, 2006. The fair value of the borrowings under the credit facility is not affected by changes in market interest rates.

Item 8. Financial Statements and Supplementary Data.

ALLIANCE DISTRIBUTORS HOLDING INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders
Alliance Distributors Holding Inc.

We have audited the accompanying balance sheets of Alliance Distributors Holding Inc. as of December 31, 2006 and 2005, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31 2006. Our audits also included the financial statement schedule listed in the index at item 15 (a) (2) for each of the three years in the period ended December 31. 2006. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alliance Distributors Holding Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Mahoney Cohen & Company, CPA, P.C. New York, New York March 29, 2007

ALLIANCE DISTRIBUTORS HOLDING INC.
BALANCE SHEETS
DECEMBER 31, 2006 AND 2005
(In Thousands, except per share amounts)

	2006	2005

ASSETS

CURRENT ASSETS:
Cash and equivalents	$346	$252
Accounts receivable-net	7,922	5,526
Inventory	9,104	5,369
Due from vendors	83	739
Prepaid acquisition and proposed offering costs	-	162
Prepaid expenses and other current assets	615	225
Deferred income taxes	151	155

Total current assets	18,221	12,428

PROPERTY AND EQUIPMENT - NET	752	371

DEFERRED INCOME TAXES	67	-

OTHER ASSETS	77	71

TOTAL	$19,117	$12,870

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Notes payable - bank	$7,201	$5,135
Accounts payable	8,532	4,033
Current portion of long term obligations	11	19
Accrued expenses and other current liabilities	99	394

Total current liabilities	15,843	9,581

DEFERRED LEASE OBLIGATIONS	40	26

LONG TERM OBLIGATIONS	4	12

STOCKHOLDERS' EQUITY:
Series A Convertible Non-Redeemable Preferred Stock, $.001 par value;
8,530 and 8,615 shares authorized; 262 and 347 shares issued and
outstanding at December 31, 2006 and 2005, respectively	-	-
Common stock, $.001 par value; 100,000 shares authorized; 48,721 and 47,369 shares issued and outstanding at December 31, 2006 and
2005, respectively	49	47
Additional paid-in capital	3,415	3,224
Accumulated deficit	(234)	(20)

Total stockholders’ equity	3,230	3,251

TOTAL	$19,117	$12,870

See notes to financial statements

ALLIANCE DISTRIBUTORS HOLDING INC.
STATEMENTS OF OPERATIONS
THREE YEARS ENDED DECEMBER 31, 2006
(In thousands, except per share amounts)

	2006	2005	2004

NET SALES	$70,318	$58,670	$35,037

COST OF GOODS SOLD	63,425	52,732	31,116

GROSS PROFIT	6,893	5,938	3,921

OPERATING COSTS AND EXPENSES:
Selling and administrative expenses	5,907	5,061	3,892
Provision for doubtful accounts	147	247	27
Terminated transaction costs	310	-	-

Total operating expenses	6,364	5,308	3,919

INCOME FROM OPERATIONS	529	630	2

Interest expense	790	522	230

(LOSS) INCOME BEFORE (BENEFIT FROM)
PROVISION FOR INCOME TAXES	(261)	108	(228)

(Benefit from) provision for income taxes	(47)	(78)	14

NET (LOSS) INCOME	(214)	186	(242)

Preferred stock dividends	-	-	164

NET (LOSS) INCOME AVAILABLE TO
COMMON STOCKHOLDERS	$(214)	$186	$(406)

Net loss per share available to common stockholders - basic	$-	$-	$(.01)
Net loss per share available to common
stockholders - diluted	$-	$-	$(.01)

Weighted average common shares outstanding - basic	48,584	46,622	35,330
Weighted average common shares outstanding - diluted	48,584	47,110	35,330

See notes to financial statements

ALLIANCE DISTRIBUTORS HOLDING INC.
STATEMENT OF STOCKHOLDERS' EQUITY
THREE YEARS ENDED DECEMBER 31, 2006
(In thousands)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance, January 1, 2005	564	$-	43,851	$44	$3,186	$(206)	$3,024

Conversion of Preferred Stock A into Common Stock	(217)		3,468	3	(3)		-

Registration Costs					(16)		(16)

Issuance of Stock options to non-employees					38		38

Shares issued to placement agent of proposed offering			50		19		19

Net Income	-	-	-	-	-	186	186
Balance, December 31, 2005	347	-	47,369	47	3,224	(20)	3,251

Conversion of Preferred
Stock A into Common
Stock	(85)		1,352	2	(2)		-
Stock option
compensation expense					193		193
Net loss	-	-	-	-	-	(214)	(214)

Balance, December 31, 2006	262	$-	48,721	$49	$3,415	$(234)	$3,230

See notes to financial statements

ALLIANCE DISTRIBUTORS HOLDING INC.
STATEMENT OF STOCKHOLDERS' EQUITY
THREE YEARS ENDED DECEMBER 31, 2006 (CONTINUED)
(In thousands)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance, January 1, 2004	-	$-	-	$-	$435	$200	$635

Exchange of Alliance shares for Essential shares	1,551	2			(2)		-

Essential shareholders’ shares prior to reverse acquisition			422	-			-

Issuance of shares in exchange for Essential debt and Essential’s debt and liabilities assumed	452	-	78	-	(1,068)		(1,068)

Proceeds from PPO, net of cash issuance costs	1,125	1			3,799		3,800

Shares issued to placement agent of PPO, net of merger expenses	108						-

Preferred stock dividend	46				164	(164)	-

Conversion of Preferred Stock B into Common Stock	(1,551)	(2)	24,680	25	(23)		-

Conversion of Preferred Stock A into Common Stock	(1,167)	(1)	18,561	19	(18)		-

Shares issued to settle Common Stock Liability			110		32		32

Warrants issued to lender					61		61

Merger expenses and registration fees					(194)		(194)

Net loss	-	-	-	-	-	(242)	(242)

Balance, December 31, 2004	564	$-	43,851	$44	$3,186	$(206)	$3,024

See notes to financial statements

ALLIANCE DISTRIBUTORS HOLDING INC.
STATEMENTS OF CASH FLOWS
THREE YEARS ENDED DECEMBER 31, 2006
(In thousands)

	2006	2005	2004
OPERATING ACTIVITIES:
Net (loss) income	$(214)	$186	$(242)
Adjustments to reconcile net (loss) income to net cash
used in operating activities:
Gain from insurance recovery	(220)	-	-
Deferred rent	14	8	13
Depreciation and amortization	143	115	83
Provision for doubtful accounts	147	247	27
Stock option compensation expense	193	38	-
Amortization of deferred financing costs	116	74	11
Deferred income taxes	(63)	(155)	-
Changes in operating assets and liabilities:
Accounts receivable	(2,543)	(2,403)	(3,217)
Due from factor	-	-	1,284
Inventory	(3,735)	(1,501)	(972)
Due from vendors	656	(705)	(20)
Prepaid acquisition and proposed offering costs	162	-	-
Prepaid expenses and other current assets	(296)	(3)	(64)
Accounts payable	4,499	1,459	(1,890)
Accrued expenses and other current liabilities	(295)	217	(194)

Net cash used in operating activities	(1,436)	(2,423)	(5,181)

INVESTING ACTIVITIES:
Purchase of property and equipment	(699)	(77)	(69)
Proceeds from insurance claim	305	-	-
Increase in other assets	(26)	(13)	(3)
Payments for acquisition agreement	-	(54)	-

Net cash used in investing activities	(420)	(144)	(72)

FINANCING ACTIVITIES:
Proceeds from note payable - bank	68,646	57,695	10,019
Repayments of note payable - bank	(66,580)	(54,927)	(7,652)
Payments for registration and issuance costs	-	(16)	(201)
Payment of long-term obligations	(16)	(29)	(272)
Payment of deferred financing costs	(100)	(100)	(50)
Proceeds from sale of securities	-	-	4,000
Payments for proposed offering costs	-	(25)	-
Payments for pre-acquisition liabilities	-	-	(915)
Payments for merger costs	-	-	(112)

Net cash provided by financing activities	1,950	2,598	4,817

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	94	31	(436)

CASH AND EQUIVALENTS, BEGINNING OF YEAR	252	221	657

CASH AND EQUIVALENTS, END OF YEAR	$346	$252	$221

See notes to financial statements

ALLIANCE DISTRIBUTORS HOLDING INC.
Notes to Financial Statements

Note 1 - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Alliance Distributors Holding Inc. (the "Company" or "Alliance") is a distributor of video game consoles, peripherals, accessories and software to customers throughout the United States for most key manufacturers and third party publishers in the video game industry. The Company operates as a single segment.

On June 17, 2004, the Company (formerly Essential Reality, Inc. "Essential") entered into a Share Exchange Agreement (the "Exchange Agreement") with the sole shareholders (the "Shareholders") of AllianceCorner Distributors Inc., a privately held, wholesale distributor incorporated in New York ("AllianceCorner"). AllianceCorner had no prior affiliation with Essential and commenced operations in August 2003. Pursuant to the Exchange Agreement, Essential on June 29, 2004 acquired all the outstanding capital stock of AllianceCorner from the Shareholders in exchange for 1,551,314 Series B Convertible Non Redeemable Preferred Shares ("Series B Preferred Shares"). As a result of the acquisition, the business of Alliance is Essential's only business. The transaction was accounted for as a reverse acquisition as of June 30, 2004 and the pre-acquisition financial statements of AllianceCorner are treated as historical financial statements of the combined companies. As the transaction was accounted for as a reverse acquisition into a public shell, no goodwill has been recorded and the costs incurred have been accounted for as a reduction of additional paid-in capital. As a result of the reverse acquisition: (i) the historical financial statements of Essential for periods prior to the date of the transaction are not presented and (ii) because AllianceCorner is the accounting acquirer, Essential's historical stockholders' equity is not carried forward to the merged company as of June 30, 2004.

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

As part of the Exchange Agreement with AllianceCorner, Essential was required to raise funds to complete the transaction. Essential sold 1,124,767 shares of Series A Convertible Non Redeemable Preferred Shares (the "Series A Preferred Shares"), through a private placement offering ("PPO"). The PPO resulted in gross proceeds of $4,000,000 and net proceeds to the Company of $3,799,500. At the same time, substantially all outstanding debt of Essential was extinguished through either issuance by the Company of an aggregate of 452,202 Series A Preferred Shares or through cash payments which totaled $915,329.

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

The adoption of the Amendment and the Reverse Split resulted in the automatic conversion of each Series A Preferred Share and each Series B Preferred Share into 15.91 shares of common stock. However, Series A Preferred Shares owned by a holder were not to be converted into common stock if as a result of such conversion the holder would beneficially own in excess of 4.999% or 9.999% of the issued and outstanding shares (“4.999% Restriction”). Series A Preferred Shares not converted into the Company's common stock due to the operation of the 4.999% Restriction were not entitled to the 6% dividend referred to above.

On July 21, 2005, the Company and Abrams/Gentile Entertainment Inc. ("Age") entered into an operating agreement in which the Company and Age became members in Alliance Age LLC, a limited liability company formed in Delaware, to set forth the terms on which the parties will develop and commercialize products they mutually agree upon from time to time. The Company owns 65% of Alliance Age LLC. As of December 31, 2006, Alliance Age LLC was inactive.

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates reflected in these financial statements relate primarily to bad debt reserves on accounts receivable and the realization of deferred tax assets.

Allowance for Doubtful Accounts

The Company establishes credit terms for new clients based upon management's review of their credit information and projects terms, performs ongoing credit evaluations of its customers, adjusting credit terms when management believes appropriate based upon payment history and an assessment of their current credit worthiness. The Company records an allowance for doubtful accounts for estimated losses resulting from the inability of its clients to make required payments. The Company determines this allowance by considering a number of factors, including the length of time trade accounts receivable are past due, previous loss history, estimate of the client's current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. While credit losses have generally been within expectations and the provisions established, the Company cannot guarantee that credit loss rates in the future will be consistent with those experienced in the past. In addition, the Company has credit exposure if the financial condition of one of its major clients were to deteriorate. In the event that the financial condition of its clients were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be necessary. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change. As of December 31, 2006 and 2005, the Company’s allowance for doubtful accounts totaled approximately $312,000 and $181,000, respectively.

Inventory

Inventory consists entirely of finished goods held for sale and is reported at the lower of cost or market, on the average cost basis. The Company receives price protection from certain of its suppliers for merchandise that may be slow moving or aged. The Company evaluates the adequacy of its slow moving or aged inventory quarterly and writes down its inventory to fair value based upon the price protection received or current market value. While write-downs have been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same level of write-downs as in the past. At times, the Company makes advance payments to vendors to procure and ensure delivery of certain high demand products. Such deposits are reflected as due from vendors in the balance sheet. The Company does not offer warranties to its customers but will accept returns of product claimed to be defective and reimburse the customers for the purchase price paid. The majority of the Company’s suppliers in turn accept these returns by customers. There are no reserves for warranties as of December 31, 2006 and 2005.

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

The estimated useful lives for significant property and equipment categories are as follows:

Vehicles	4 years
Warehouse equipment	3 to 7 years
Office furniture and equipment	2 to 7 years
Leasehold improvements	5 years
Computer software	2 to 3 years

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

Selling and administrative expenses

The Company includes shipping and handling costs in selling and administrative expense. For the three years in the period ended December 31, 2006, the Company incurred approximately $575,000, $364,000 and $245,000, of such costs, respectively.

Advertising expenses are charged to operations in the period in which they are incurred. Included in selling and administrative expenses for the three years in the period ended December 31, 2006 were advertising expenses approximating $186,000, $170,000 and $35,000, respectively.

Included as a reduction of selling and administrative expense for the year ended December 31, 2006 is a $220,000 gain from insurance proceeds for replacement value of assets in excess of book value that were damaged, and for extra costs incurred, as a result of a fire near the Company’s former offices.

Fair Value of Financial Instruments

The carrying amounts of significant financial instruments, which includes accounts receivable, accounts payable and accrued expenses, approximated fair value as of December 31, 2006 and 2005 due to their short-term maturities. Borrowings under the financing agreement approximate fair value due to their variable interest rate.

Comprehensive Income

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of December 31, 2006 and 2005 and for the three years in the period ended December 31, 2006, the Company has no items that represent other comprehensive income.

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The dilutive effect of the outstanding options is reflected in diluted earnings (loss) per share by application of the treasury stock method. Diluted net loss per share for 2006 and 2004 does not include potential common shares derived from stock options because as a result of the Company incurring losses, their effect would have been antidilutive.

The denominator for diluted net income per share for the year ended December 31, 2005 includes 488,000 shares issuable upon conversion of warrants. The denominator for basic net income (loss) per share and weighted average number of shares outstanding for the year ended December 31, 2004 reflects the conversion of Series B Preferred Shares for Common Stock as of January 1, 2004 and of Series A Preferred Shares for Common Stock as of June 29, 2004, computed on a post Reverse Split basis (see Note 1).

Common equivalents for the year ended December 31, 2006 exclude approximately 242,000 for common shares issuable upon exercise of warrants and approximately 1,700,000 common shares issuable upon conversion of Series A Convertible Non-Redeemable Preferred Stock since their effect would be anti-dilutive. Common equivalents for the year ended December 31, 2004 exclude 250,000 for common shares issuable upon exercise of warrants since their effect would be anti-dilutive.

Stock Based Compensation

Pursuant to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," (“APB 25”) prior to January 1, 2006 the Company accounted for stock based employee compensation arrangements using the intrinsic value method. Accordingly, no compensation expense was recorded in the financial statements with respect to options granted to employees, since the options were granted at or above market value.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share Based Payment” (“SFAS No. 123(R)”) which eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The Company has adopted the modified prospective method whereby compensation cost is recognized in the financial statements beginning with the effective date based on the requirements of SFAS No. 123(R) for all share-based payments granted after that date and for all unvested awards granted prior to that date.

For the year ended December 31, 2006, share-based compensation expense related to the Company’s various stock option plans totaling approximately $193,000 is included in selling and administrative expenses. In addition, at December 31, 2006, total compensation cost related to non-vested stock options net yet recognized totaled approximately $200,000. This cost is expected to be recognized over the subsequent 15 months.

The following table illustrates the effect on net income and income per share for the year ended December 31, 2005 (in thousands, except per share amounts) if the Company had applied the fair value recognition provisions of SFAS No. 123(R) to stock-based employee compensation.

2005

Net income as reported	$186

Deduct: Total stock-based employee
compensation determined under fair value
based method, net of related tax effects	(122)

Pro forma net income	$64

Income per share:
Basic and diluted - as reported	$0.00

Basic and diluted - pro forma	$0.00

There were no options issued as of December 31, 2004. Accordingly, no compensation expense was recorded in the financial statements with respect to option grants.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48) “Accounting for Uncertainty in Income Taxes” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Furthermore, FIN 48 provides guidance on the recognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on its financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (SAB 108) “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements.” SAB 108 provides guidance on quantifying financial statement misstatements, including the effects of prior year errors on current year financial statements. SAB 108 is effective for periods ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measures” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, however it does not apply to SFAS 123R. This Statement shall be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The provisions of this statement should be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except in some circumstances where the statement shall be applied retrospectively. The Company does not expect the adoption of SFAS 157 to have a material impact on its financial statements.

Note 2 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Supplemental disclosures of cash flow information (in thousands) are as follows:

Cash paid during the year for:	2006	2005	2004
Interest	$754	$409	$148
Income taxes	$98	$7	$19

The following is a supplemental schedule (in thousands) of non-cash investing and financing activities for the three years ended December 31 2006:

	2006	2005	2004
Issuance of Common Stock to placement agent		$20
Acquisition and proposed offering costs accrued		63
Issuance of Series A 6% Preferred Stock to placement agent			$385
Liabilities Assumed			1,068
Series A 6% Preferred Stock dividend			164
Merger costs accrued			82
Issuance of common stock to settle liability			32
Issuance of warrants to lender			60

Note 3 - CONCENTRATIONS OF CREDIT RISK AND MAJOR SUPPLIERS

Cash and Equivalents

The Company maintains cash balances at various banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. The company considers highly liquid investments with original maturities of three months or less to be cash equivalents.

Accounts Receivable

Concentrations of credit risk with respect to accounts receivable are limited because a large number of customers make up the Company's customer base, thus spreading the trade credit risk. The Company controls credit risk through credit approvals, credit limits and monitoring procedures. The Company performs credit evaluations of its customers but generally does not require collateral to support accounts receivable.

Fluctuations in Operating Results and Seasonality

The Company has experienced fluctuations in quarterly operating results as a result of the timing of the introduction of new titles; variations in sales of titles developed for particular platforms; market acceptance of our titles; sequels or enhancements of existing titles; projected and actual changes in platforms; the timing and success of title introductions by our competitors; product returns; changes in pricing policies by us and our competitors; order cancellations; and delays in shipment. Sales of various titles are also seasonal, with peak shipments typically occurring in the fourth calendar quarter as a result of increased demand for titles during the holiday season. Annual comparisons of operating results are not necessarily indicative of future operating results.

Major Suppliers

For the year ended 2006, the Company’s three largest suppliers in the aggregate accounted for approximately 49% of total purchases (with one accounting for 27% alone) and the ten largest suppliers in the aggregate accounted for approximately 74% of total purchases. For the year ended 2005, the Company’s three largest suppliers in the aggregate accounted for approximately 62% of total purchases (with one accounting for 42% alone), and the ten largest suppliers in the aggregate accounted for 82% of total purchases. For the year ended December 31, 2004, the same three suppliers in the aggregate accounted for approximately 56% of total purchases, and the ten largest suppliers in the aggregate accounted for 77% of total purchases. At December 31, 2006 and 2005, the amount due to these three suppliers was approximately$3,559,000 and $1,830,000 respectively, and is included in accounts payable on the accompanying balance sheet. If a significant supplier terminates or modifies its relationship with the Company future results could be materially and adversely affected.

Note 4 - PROPERTY AND EQUIPMENT

Property and equipment, stated at cost less accumulated depreciation and amortization (in thousands) consists of the following:

	December 31,
	2006	2005

Leasehold improvements	$391	$240
Computers, office equipment and furniture	319	104
Warehouse equipment	79	89
Vehicles	52	52
Equipment under capital leases	24	46
Software	136	65

Total	1,001	596
Less accumulated depreciation and amortization	249	225

	$752	$371

Depreciation and amortization expense approximated $143,000, $115,000 and $83,000 for the three years in the period ended December 31, 2006, respectively.

Note 5 - FINANCING AGREEMENT

The Company has a financing agreement with Rosenthal & Rosenthal, Inc. ("Rosenthal") dated November 11, 2004 and amended on November 1, 2005 (the “Agreement”).  Under the Agreement, Rosenthal may in its discretion lend to the Company up to $10,000,000, which is the maximum credit under the facility, based on eligible inventory and receivables. All borrowings are due on demand, are secured by substantially all of the assets of the Company and are subject to the Company's compliance with certain financial covenants. The Company's CEO and the Company's President have signed limited guaranties in respect of borrowings under the Agreement.

The amendment dated November 1, 2005 among other things increased the maximum credit under the facility from $5,000,000 to $10,000,000 and reduced the interest rate on borrowings by 0.5%.

The Agreement terminates November 30, 2007 unless earlier terminated by Rosenthal on 30 days' notice. Interest accrues on outstanding borrowings at the prime rate (but not less than 4.75%) plus 1.5%. At December 31, 2006, the interest rate on borrowings outstanding was 9.75%. In addition, the Company is obligated to pay the lender on each anniversary date an annual fee of 1% of the maximum credit which is amortized over one year, and a monthly administrative fee of $1,000. The financing expense for the annual fee recorded totaled approximately $96,000, $56,000 and $6,000 for the three years in the period ended December 31, 2006, respectively.

In connection with establishing the Agreement, the Company issued to Rosenthal a warrant (the "Warrant") to purchase 500,000 shares of common stock at $0.10 per share. The Warrant expires on November 30, 2010. On notice by the Company the Warrants will expire earlier if the closing price of the common stock during a period designated in the Warrants is not less than $0.40 per share. The Warrants may be exercised by Rosenthal at $.10 per share for cash or on a cashless basis (i.e., by deducting from the number of shares otherwise issuable on exercise a number of shares that have a then market value equal to the exercise price). The Company recorded a deferred financing cost of approximately $60,000 in the fourth quarter 2004, representing the fair value of the warrants, which is amortized over the three year life of the financing agreement. The financing expense recorded totaled approximately $20,000, $18,000 and $5,000 for the three years in the period ended December 31, 2006, respectively.

Under the terms of the Agreement, the Company is required to maintain a specified level of net worth, working capital and debt ratios as defined. At various times throughout the Agreement, Rosenthal has amended the covenants. As of December 31, 2006, the Company did not comply with certain financial covenants for which Rosenthal has provided a waiver.

The Company believes that it will have sufficient liquidity for the next twelve months and the foreseeable future. However, the Company would be materially and adversely affected if Rosenthal demands payment of these borrowings under the Agreement and if the Company is unable to refinance these borrowings. The Company is currently in discussions to renegotiate its existing facility with its current lender and believes it will be able to secure an extension of the existing agreement or alternative financing when the current line of credit expires.

Note 6 - LONG TERM OBLIGATIONS

At December 31, 2006 and 2005, long-term obligations (in thousands) consist of:

	2006	2005

Notes payable in monthly installments of $1
through September 2008, including interest
At varying rates up to 5.5%, secured by related
equipment with a carrying value of $12	$10	$25

Capital lease obligations	5	6
	15	31

Less: Current portion	11	19

	$4	$12

At December 31, 2006, future payments of long-term obligations (in thousands) are as follows:

2007	$11
2008	4

$15

Note 7 - INCOME TAXES

The components of the (benefit from) provision for income taxes are as follow (in thousands):

	2006	2005	2004

Current:
Federal	$(9)	$35	$-
State and local	25	42	14
	16	77	14

Deferred:
Federal	(56)	(123)	-
State and local	(7)	(32)	-
	(63)	(155)	-

Total	$(47)	$(78)	$14

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

Significant components of the Company's net deferred tax assets at December 31, 2006 and 2005 are as follows (in thousands):

	2006	2005
Net operating loss carryforwards	$2,342	$2,357
Reserves and other items not currently deductible	144	131
Equity compensation not currently deductible	79	-
Costs capitalized to inventory for tax purposes	23	27
Other	(36)	(3)

	2,552	2,512

Less: valuation allowance	(2,334)	(2,357)

Net deferred tax assets	$218	$155

Net deferred tax asset - current	$151	$155
Net deferred tax asset - non-current	67	-

	$218	$155

Reconciliation of the U.S. statutory rate with the Company’s effective tax rate (benefit) is summarized as follows:

	2006	2005	2004

Federal statutory rate	(34.0)%	34.0%	34.0%
Increase (decrease) in tax resulting from:
State and local taxes, net of federal benefits	4.6%	26.0%	(6.1)%
Nondeductible expenses	11.1%	4.3%	-
Utilization of NOL	-	(69.8)%	-
Change in valuation allowance	(8.8)%	(69.1)%	(32.9)%
Other	9.1%	3.3%	(1.1)%

	(18.0)%	(71.3)%	(6.1)%

At December 31, 2006, the Company had federal and state net operating loss carryforwards (NOL’s) of approximately $5.5 million. The federal NOL’s expire in 2023 and the state NOL’s expire in 2016. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible and net operating losses are utilized. Based on a consideration of these factors, the Company has established a valuation allowance of approximately $2,334,000 and $2,357,000 at December 31, 2006 and 2005, respectively, due to the uncertainty surrounding the realization of the NOL’s which resulted from the Exchange Agreement. The valuation allowance decreased by $23,000 in 2006 due to the recognition of net operating loss carryforwards. The valuation allowance in 2005 increased by $232,000 primarily due to the Company’s determination of the amount of Essential’s net operating loss carryforward that could not be utilized. Pursuant to IRC Section 382 of the Tax Reform Act of 1986 the utilization of NOL’s is limited in the case of certain transactions including significant changes in ownership interests. The Company has determined that based upon the terms of the Exchange Agreement, an ownership change pursuant to this Act has occurred. As a result, the NOL’s are significantly limited.

Note 8 - RETIREMENT PLAN

The Company sponsors a 401(k) contributory plan (the "Plan") for the benefits of employees who are at least 21 years of age. The Company's management determines, at its discretion, any annual contributions. The Company elected not to contribute to the Plan for the three years in the period ended December 31, 2006.

Note 9 - STOCK OPTIONS AND WARRANTS

Stock Options

In 2004, the Company established the 2004 Stock Plan (the “2004 Plan”) to grant equity and equity-linked awards up to a maximum of 10,000,000 shares of common stock. In addition, in February 2007, the Company’s stockholders approved the 2006Stock Plan (the “2006 Plan”), which authorizes grants for up to an additional 10,000,000 shares of common stock. The Company has not made any award grants from the 2006 Plan.

Information with respect to stock options granted pursuant to the 2004 Plan is as follows:

	Shares (in thousands)	Weighted Average Exercise Price
Outstanding - January 1, 2005	--	-
Granted - 2005	7,650	$.325
Forfeited - 2005	(260)	$.325
Outstanding - December 31, 2005	7,390	$.325

Granted - 2006	100	$.16
Forfeited - 2006	(500)	$.325
Outstanding - December 31, 2006	6,990	$.323

All of the issued options are ten-year non-qualified and vest in twelve equal quarterly installments.

Of the total options granted in 2005, 1,100,000 options were granted to the Chief Executive Officer and Chairman of the Board of Directors of the Company, 100,000 options were granted to the former Chief Financial Officer, 1,100,000 options were granted to the President and Chief Operating Officer and 150,000 options were granted to each of three independent directors of the Company. In 2006, 100,000 options were granted to the Company’s Executive Vice President and Chief Financial Officer.

Of the total 2005 stock options granted, 250,000 were granted to a non-employee who provided past services to the Company and 500,000 options were granted to non-employees for future services to be provided over a three year period. During the year ended December 31, 2006 and 2005, the Company recorded stock-based compensation expense of approximately $15,000 and $38,000, respectively, for these stock options.

For the years ended December 31, 2006 and 2005, share-based compensation expense related to the Company’s 2004 Stock Plan totaling approximately $193,000 and $38,000, respectively, and is included in selling and administrative expenses. In addition, at December 31, 2006, total compensation cost related to non-vested stock options net yet recognized totaled approximately $200,000. This cost is expected to be recognized over a weighted average period of 15 months.

The fair value of the options-pricing model was calculated with the following weighted-average assumptions used for grants during the years ended December 31, 2006 and 2005: risk-free interest rate 4.62% in 2006 and 4.25 to 4.5% in 2005; expected life 6.5 years; expected volatility 186% in 2006 and 55% to 126% in 2005. The fair value generated by the Black-Scholes model may not be indicative of the future benefit, if any, that may be received by the option holder.

The number and weighted-average grant-date fair value of stock options is as follows:

	Shares (in thousands)	Weighted Average Grant-Date Fair Value

Non-vested - January 1, 2006	5,551	$.095
Granted in 2006	100	$.160
Unvested portion forfeited in 2006	(325)	$.113
Vested in 2006	(2,363)	$.095
Non-vested - December 31, 2006	2,963	$.096

Information with respect to stock options outstanding at December 31, 2006 is as follows:

Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted-Average Exercise Price	Options Exercisable	Weighted-Average Exercise Price
$0.32-$0.325	6,890,000	8.05	$0.325	4,019,000	$0.325
$0.18	100,000	9.75	$0.18	8,000	$0.18

Warrants

Pursuant to the PPO, the Company issued warrants to purchase 1,564,096 shares of common stock at an exercise price of $0.22 per share (See Note 1). The warrants expire on June 29, 2009.

In connection with establishing the Financing Agreement, on November 11, 2004 the Company issued warrants to purchase 500,000 shares of common stock at $0.10 per share (See Note 5).

Note 10 - COMMITMENTS AND CONTINGENCIES

Leases

The Company leases showroom, office and warehouse space under operating leases expiring through 2011.

The future minimum lease payments, excluding escalation charges, are as follows (in thousands):

Operating leases

2007	$357
2008	368
2009	381
2010	396
2011	166

$1,668

In accordance with SFAS No. 13, "Accounting for Leases," non-cancellable operating leases with scheduled rent increases require that rent expense be recognized on a straight-line basis over the lease term. Rent expense for the three years in the period ended December 31, 2006 includes approximately $14,000, $8,000 and $13,000, respectively, which relates to the amortized portion of the scheduled rent increases, and to the first month rent abatement.

Total rent expense charged to operations for the three years in the period ended December 31, 2006 was approximately $361,000, $185,000 and $191,000, respectively.

Employment Agreement

In October 2006, the Company entered into a two year employment agreement with its Chief Financial Officer (the “Officer”). The agreement provides for annual base compensation of $210,000 per annum as well as for insurance and other fringe benefits, and contains confidentiality and non-compete and non-interference provisions. The Company may terminate the employment under the agreement without cause (as defined) at any time, provided that, in such case, the Company will, as severance, continue to pay an amount equal to his then base salary in normal payroll installments, subject to withholding, for six months or if less until September 30, 2008, plus the cost of COBRA for the period during which severance is payable as aforesaid. In addition, the Company granted an option effective on October 3, 2006 to purchase 100,000 shares of the Company’s common stock under the Company’s stock option plan at an exercise price of $0.18 per share. The option has a 10 year term, and vests in 12 equal installments on the last day of each of the 12 calendar quarters beginning with the calendar quarter that begins on October 1, 2006, but only so long as the Officer is employed by the Company on the last day of such calendar quarter.

Litigation

In October 2006, the Company paid $200,000 in settlement of a legal proceeding that had been brought against Essential Reality, Inc. (a predecessor of the Company), Essential Reality, LLC and a former officer and current employee of the Company, for rent and costs relating to premises formerly occupied by the Company. As of 2005, the Company had accrued $125,000 against the potential outcome of the litigation. For the year ended December 31, 2006, the Company recorded an additional $75,000, and paid the entire settlement amount.

Note 11 - TERMINATED TRANSACTION COSTS

On April 26, 2006, the Company announced that it would not acquire Foto Electric Supply Co., Inc. (Fesco). An agreement by the Company to acquire Fesco had expired by its terms on February 28, 2006, and subsequent discussions to extend and amend the agreement ended. As a result, in 2006 the Company recorded a charge of approximately $310,000 for its costs in the terminated transaction.

Note 12 - Quarterly Financial Information (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
2006	(unaudited)
Net Sales	$13,319	$13,269	$15,453	$28,277
Gross profit	$1,559	$1,651	$1,360	$2,323
Net income (loss) available to common stockholders	$(94)	$73	$(283)	$90
Basic and diluted income (loss) per share	$(0.00)	$(0.00)	$(0.01)	$0.00
2005
Net Sales	$10,889	$12,225	$13,566	$21,990
Gross profit	$1,242	$1,071	$1,531	$2,094
Net income (loss) available to common stockholders	$(130)	$(336)	$222	$430
Basic and diluted income (loss) per share	$0.00	$(0.01)	$0.00	$0.01

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

An evaluation has been carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2006 (“Evaluation Date”). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the disclosure controls and procedures are reasonably designed and effective to ensure that (i) information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

PART III

Item 10. Directors, Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Our directors and executive officers, their ages, positions held and duration each person has held that position, are as follows:

NAME	POSITION HELD WITH THE COMPANY	AGE	DATE FIRST ELECTED OR APPOINTED
Jay Gelman	Chief Executive Officer, Chairman of the Board of Directors and Assistant Secretary	45	Chief Executive Officer on June 29, 2004; Director and Chairman of the Board on October 14, 2004; Assistant Secretary on November 11, 2004;
Andre Muller	Chief Operating Officer, President and Director	42	Chief Operating Officer and President on June 29, 2004; Director on October 14, 2004; Secretary November 11, 2004 to November 30, 2006
Stephen Agress	Executive Vice President, Chief Financial Officer and Secretary	45	Executive Vice President and Chief Financial Officer on October 3, 2006; Secretary on November 30, 2006
Humbert B. Powell, III	Director	68	Director and Chairman of the Board of Directors from July 1, 2002 until October 14, 2004 and currently a Director
Thomas Vitiello	Director	45	Director on October 14, 2004
Steven H. Nathan	Director	57	Director on March 14, 2005

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

ANDRE MULLER

For more than five years prior to 2003 Andre Muller was employed as a General Manager by Take Two Interactive Software, Inc. In 2003, Mr. Muller co-founded Alliance Partners (name later changed to AllianceCorner Distributors Inc.), and served as its Chief Operating Officer. Since the acquisition by the Company of AllianceCorner Distributors Inc. on June 29, 2004, Mr. Muller has served as Chief Operating Officer and President of the Company and is also currently a director.

III-1

STEPHEN AGRESS

Stephen Agress was the Vice President - Finance and Chief Accounting Officer of Innodata Isogen, Inc. (“Innodata”) from March 1998 to September 30, 2006, and served as its principal financial officer from May 2001 to December 2005. He served as Innodata’s Corporate Controller from August 1995 until May 2004. Mr. Agress is a certified public accountant and was a senior audit manager in the TRADE Retail & Distribution Services Group at Deloitte & Touche LLP prior to his joining Innodata in 1995.

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

Term of Office

Our directors serve for a term of one year and until their successors are duly elected and qualified. Our officers serve at the pleasure of the Board of Directors.

There are no family relationships among directors, nominees or executive officers. We have no arrangements or understandings between any director or executive officer and any other person pursuant to which any director or executive officer was selected as such.

Section 16(a) Beneficial Ownership Reporting Compliance

We believe that during the period from January 1, 2006 through December 31, 2006 all Section 16(a) filing requirements applicable to our officers, directors and greater than ten-percent beneficial owners were complied with.

Code of Ethics

We have a Code of Ethics that applies to all of our employees, including our Chief Executive Officer and Chief Financial Officer, as well as each member of our Board of Directors. The text of our code of ethics is posted on our website at www.alliancedistributors.com. The Company intends to disclose future amendments to, or waivers from, certain provisions of the code of ethics for executive officers and directors in accordance with applicable NASDAQ and SEC requirements.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

Overview

This compensation discussion and analysis describes and analyzes the material elements of compensation awarded to, earned by, or paid to each of our executive officers who served as named executive officers during the last completed fiscal year. This compensation discussion and analysis focuses on the information contained in the following tables and related footnotes and narrative for primarily the last completed fiscal year, but we also describe compensation actions taken before or after the last completed fiscal year to the extent it enhances the understanding of our executive compensation disclosure.

III-2

We do not have a Compensation Committee or any other committee of the Board of Directors performing equivalent functions. Decisions regarding compensation of our named executive officers are made by our Board of Directors. Jay Gelman, our Chief Executive Officer and Chairman of the Board, participated in deliberations of the Board during the fiscal year ended December 31, 2006 concerning executive officer compensation, except that he abstained from deliberations and voting regarding his own compensation. Andre Muller, our President and Chief Operating Officer, did not participate in deliberations concerning his own compensation, and did not participate in deliberations concerning the Chief Executive officer’s compensation.

None of our Board of Directors is an executive officer of a company whose compensation committee or board of directors includes any of our executive officers.

The principal elements of our executive compensation program are base salary, potential for annual incentive compensation award, stock options and other benefits and perquisites. Our other benefits and perquisites consist of automobile payments and related automobile costs, medical and disability insurance payments. Our philosophy is to position the aggregate of these elements at a level that is commensurate with our size and sustained performance.

Compensation Program Objectives and Philosophy

The objectives of our compensation program are to:

•	Attract, motivate and retain qualified and dedicated executive officers.
•	Retain talented executives and motivate them to achieve business objectives that will enhance stockholder value.
•	Provide our executive officers with cash incentives to further the interests of the Company and our stockholders.

Generally, the compensation of our executive officers is composed of a base salary, incentive compensation awards, and equity awards in the form of stock options. In setting base salaries, the Board of Directors generally review the individual contributions of the particular executive.

The following is the compensation committee’s policy for executive officers:

The Board of Directors is responsible for determining the annual salary, incentive compensation awards, stock awards and other compensation of executive officers who do not have employment agreements as well as annual salary increases, stock awards and other compensation of executive officers who have employment agreements. In its deliberations regarding compensation of executive officers, the compensation committee considers the following factors:

•	Company performance, both separately and in relation to similar companies;
•	The individual performance, experience and scope of responsibilities of each executive officer;
•	Compensation and stock award information disclosed in the proxy statements of other companies;
•	Historical compensation levels and stock awards at the Company;
•	The overall competitive environment for executives and the level of compensation necessary to attract and retain executive talent; and
•	The recommendations of management.

Compensation Process

Our Board of Directors approves all elements of compensation of our named executive officers, including the terms of their employment agreements, if any, taking into consideration recommendations from our chief executive officer (for compensation other than his own), as well as competitive market guidance.

Our compensation program for executives principally consists of three elements:

•	base salaries
•	performance-based annual incentive compensation awards
•	periodic grants of stock options

III-3

Base Salaries

The salaries for the executive officers are designed to retain qualified and dedicated executive officers. Our Board of Directors reviews salary recommendations made by our Chief Executive Officer and evaluates individual responsibility levels, performance and length of service.

Annual Incentive Compensation Awards

Annual incentive compensation awards provide the Company with a means of rewarding performance based upon the attainment of corporate profitability during the year. In 2006, we did not pay cash-based incentive compensation to any executive officer.

Stock Options

Stock options may be granted to provide the opportunity for long-term compensation based upon the performance of our stock over time. In 2006, we granted 100,000 to our Executive Vice President and Chief Financial Officer as of his hire date.

Employee Benefit and Health Plans

We have a 401(k) plan, which covers substantially all employees. Participants in the plan may contribute a percentage of compensation, but not in excess of the maximum allowed under the Internal Revenue Code. In 2006, we did not make matching contributions to the plan.

We also make available health insurance for full time employees. Both we and the employees contribute to the payment of this plan in accordance with a published schedule as described in the Company’s employment manual.

In addition, in 2006 we paid $13,000 for long term disability insurance premiums on behalf of our Chief Executive Officer and our Chief Operating Officer.

III-4

Summary Compensation Table

The following table sets forth information about compensation paid or accrued by us to our named executive officers.

Name and Position	Year	Salary	Option	All Other	Total
			Awards (1)	Compensation	Compensation
		($)	($)	($)	($)

Jay Gelman, Chairman of the	2006	$350,000	$33,733	$19,813 (2)	$403,546
Board of Directors and Chief
Executive Officer

Andre Muller, President, Chief	2006	$350,000	$33,733	$18,798 (2)	$402,531
Operating Officer and Director

Stephen Agress, Executive Vice	2006	$52,500	$1,333	$-	$53,833
President, Chief Financial
Officer and Secretary (3)

Barbara A. Ras, Chief Financial	2006	$79,327	$5,000	$-	$84,327
and Principal Accounting
Officer (4)

(1) - The amounts reported in the Option Award Column are the same as the compensation cost recognized pursuant to SFAS No. 123(R) in our financial statements, unreduced by the estimated service-based forfeitures. Information concerning these amounts can be found in Item 8, Financial Statements and Supplementary Data, and in the notes to the financial statements in our Annual Report on Form 10-K.

(2) - The amount includes $13,000 payments to each of Jay Gelman and Andre Muller for long term disability premiums. Also includes car payments.

(3) - Hired October 3, 2006

(4) - Resigned September 13, 2006. Options to purchase 100,000 shares of common stock, of which 41,667 had been vested as of the resignation date, were forfeited.

Grants of Plan Based Awards Table for the Year ended December 31, 2006

Name	Grant Date	All Other Option Awards; Number of Securities Underlying Options	Exercise or Base Price of Option Award	Grant Date Fair Value of Stock and Option Awards
		(#)	($/Sh)

Stephen Agress	10/3/06	100,000	$0.18	$16,000

III-5

Outstanding Equity Awards at December 31, 2006

The following table summarizes the outstanding equity awards held by each named executive officer at year end December 31, 2006.

	Number of securities underlying unexercised options		Option Exercise Price	Option Expiration Date
Name	(#)	(#)	(#)
	Exercisable	Unexercisable

Jay Gelman	641,667	458,333	$0.325	1/13/2015
Andre Muller	641,667	458,333	$0.325	1/13/2015
Stephen Agress	8,333	91,667	$0.18	10/2/2016

None of our named executive officers exercised stock options in 2006.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Award Table

We currently have no contractual employment obligations with any of the executive officers other than with Stephen Agress. Our employment obligations pursuant to an employment contract with Jay Gelman expired in accordance with its terms on June 30, 2006.

On October 3, 2006, we entered into a two year employment agreement with Stephen Agress to serve as Executive Vice President and Chief Financial Officer. The Agreement provides for annual base compensation of $210,000. The Agreement also provides for insurance and other fringe benefits, and contains confidentiality and non-compete and non-interference provisions. We may terminate Mr. Agress’ employment under the agreement without Cause (as defined) at any time, provided that, in such case, we shall, as severance, continue to pay to Mr. Agress an amount equal to his then base salary in normal payroll installments, subject to withholding, for six months or if less until September 30, 2008. In addition, we shall pay Mr. Agress’ cost of COBRA for the period during which severance is payable as aforesaid.

In connection with our hiring Mr. Agress, on October 3, 2006, our Board of Directors granted Mr. Agress on option to purchase 100,000 shares of our common stock under our stock plan at an exercise price of $0.18 per share. The option has a 10 year term, and vests in 12 equal installments on the last day of each of the 12 calendar quarters beginning with the calendar quarter that begins on October 1, 2006, but only so long as Mr. Agress is employed by us on the last day of such calendar quarter.

On July 26, 2004, Jay Gelman, our Chairman of the Board of Directors and Chief Executive Officer signed an employment agreement for two years with annual compensation of $300,000 per year for the first year and $350,000 for the second year, and, at the discretion of our Board of Directors, bonuses equal to his salary. In addition, the employment agreement provided for a monthly car allowance in the amount of $750 per month. In the event of a termination of Mr. Gelman's employment by us other than for Cause, as defined under the employment agreement, or by Mr. Gelman for Good Reason, as defined under the employment agreement, Mr. Gelman was entitled to a lump sum payment equal to three times his base salary for the period from the date of termination through June 30, 2006. The employment agreement also contains a 12-month non-compete provision effective following termination, except for termination by the Company other than for Cause, or Good Reason by Mr. Gelman, and contains customary confidentiality provisions.

Potential Payments Upon Termination without Cause

Pursuant to our employment agreement with Mr. Agress, assuming we were to terminate his employment without cause on December 31, 2006, he would be entitled to six months severance pay totaling $105,000.

III-6

Director’s Compensation

The following table sets forth compensation to members of the Board of Directors, other than those employed by the Company, during the fiscal year ended December 31, 2006.

Name	Fees Earned or Paid in Cash	Option Awards	All Other Compensation	Total
	($)	($)	($)	($)
Humbert B. Powell, III	$1,500	$4,600 (1)	-	$6,100
Thomas Vitiello	$1,500	$4,600 (1)	-	$6,100
Steven H. Nathan	$1,500	$8,900 (2)	-	$10,400

(1) - The grant date fair value of the option award computed in accordance with FAS 123(R) was $13,800. A total of 150,000 options are outstanding at December 31, 2006

(2) - The grant date fair value of the option award computed in accordance with FAS 123(R) was $26,700. A total of 150,000 options are outstanding at December 31, 2006

Members of the Board of Directors, other than those employed by us, received a fee of $1,500 for each regularly scheduled board meeting of the Board, limited to 4 regularly scheduled meetings per annum.

Members of the Board of Directors receive no fees if they are employed by us.

Compensation Committee Interlocks and Insider Participation

We do not have a Compensation Committee or any other committee of the Board of Directors performing equivalent functions. Decisions regarding compensation of our named executive officers are made by our Board of Directors. Jay Gelman, our Chief Executive Officer and Chairman of the Board, participated in deliberations of the Board during the fiscal year ended December 31, 2006 concerning executive officer compensation, except that he abstained from deliberations and voting regarding his own compensation. Andre Muller, our President and Chief Operating Officer, did not participate in deliberations concerning his own compensation, and did not participate in deliberations concerning the Chief Executive officer’s compensation.

None of our Board of Directors is an executive officer of a company whose compensation committee or board of directors includes any of our executive officers.

Compensation Committee Report

The following report of the Board of Directors does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates this Report by reference therein.

The Board of Directors have reviewed and discussed the Compensation Discussion and Analysis with management and recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 31, 2006, for filing with the Securities and Exchange Commission.

Members of the Board of Directors

Jay Gelman
Andre Muller
Humbert B. Powell, III
Thomas Vitiello
Steven H Nathan

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 15, 2007, information regarding the beneficial ownership (as defined in Rule 13d-3 under the Securities Exchange Act of 1934) of the Company's Common Stock based upon the most recent information available to the Company for (i) each person known by the Company to own beneficially more than five (5%) percent of the Company's outstanding Common Stock, (ii) each of the Company's officers and directors and (iii) all officers and directors of the Company as a group. Unless otherwise indicated, each stockholder's address is c/o the Company, 1160 Commerce Avenue, Bronx, New York 10462.

III-7

Beneficial ownership is determined in accordance with the rules of the SEC, and for calculating the shares and percentage beneficially owned by each Selling Security Holder includes any securities which the person has the right to acquire within 60 days of the date of March 15, 2007 through the conversion or exercise of any security or right. The terms of the Series A Convertible Non Redeemable Preferred Stock ("Series A Preferred Shares") restrict each holder's right to convert the Series A Preferred Shares to the extent that beneficial ownership of such holder and its affiliates would exceed 4.999% or 9.999% of the shares of Common Stock that would be outstanding after giving effect to such conversion. For convenience, the table and the footnotes are presented as if these restrictions did not apply. For purposes of the table and the footnotes below, there are deemed outstanding 52,884,123 shares of common stock, consisting of 48,721,065 shares of common stock currently issued and outstanding and 4,163,058 shares of common stock issuable on conversion of 261,663 Series A Preferred Shares. Each Series A Preferred Share converts into 15.91 shares of common stock.

	Shares Owned Beneficially
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Directors and Executive Officers:
Jay Gelman (1)	17,463,436	32.5%
Andre Muller (2)	9,051,671	16.9%

Stephen Agress (3)	16,667	*

Humbert B. Powell, III (4)	135,228	*

Thomas Vitiello (5)	112,500	*

Steven H. Nathan (5)	112,500	*

All Executive Officers and Directors
As a Group (6 persons) (6)	26,892,002	49.0%
Known Beneficial Holders of More
Than 5%:

Francis Vegliante (7)	5,051,655	9.4%

Nathan A. Low (8)	6,106,648	11.3%

Theseus Fund, L.P.
f/k/a Minotaur Fund LLP (9)	5,000,000	9.5%

Jim Corfman (10)	5,500,000	10.4%
________________________
* Less than 1%.

1. Consists of Mr. Gelman’s record and beneficial ownership of 8,226,671 shares of common stock, currently exercisable options to purchase 825,000 shares of Common Stock, and 5,732,091 shares of common stock and 168,427 Series A Preferred Shares convertible into 2,679,674 shares of common stock that are subject to a voting proxy. Of the total number of shares of common stock subject to a voting proxy, Theseus Fund, L.P. (f/k/a Minotaur Fund LLP) granted to Mr. Gelman a proxy to vote 1,071,335 shares of common stock.

2. Consists of Mr. Muller’s record and beneficial ownership of 8,226,671 shares of common stock and currently exercisable options to purchase 825,000 shares of Common Stock.

3. Consists of currently exercisable options to purchase 16,667 shares of Common Stock.

4. Consists of Mr. Powell’s record and beneficial ownership of 22,728 shares of common stock and currently exercisable options to purchase 112,500 shares of Common Stock.

III-8

5. Consists of currently exercisable options to purchase 112,500 shares of Common Stock.

6. Includes currently exercisable options to purchase 2,004,167 shares of Common Stock. Also includes 5,732,091 shares of common stock and 168,427 Series A Preferred Shares convertible into 2,679,674 shares of common stock that are subject to a voting proxy held by Mr. Jay Gelman.

7. Consists of Mr. Vegliante’s record and beneficial ownership of 4,226,655 shares of common stock and currently exercisable options to purchase 825,000 shares of Common Stock.

8. The address of Mr. Low is c/o Sunrise Securities Corp., 641 Lexington Avenue N.Y., N.Y. 10022. Mr. Low has sole dispositive and voting power in Sunrise Securities Corp. Mr. Low's wife has sole voting and investment power in the shares owned by Nathan A. Low Family Trust. Mr. Low has shared voting and investment power in Level Counter LLC, which has sole investment and voting power in the shares owned by Sunrise Equity Partners. Mr. Low has shared voting and investment power in the shares owned by Sunrise Foundation Trust. Mr. Low disclaims beneficial ownership of the shares owned by Nathan A. Low Family Trust, Sunrise Equity Partners and Sunrise Foundation Trust. These 6,106,648 shares consist of 572,400 shares of common stock owned by Sunrise Equity Partners, 245,794 shares of common stock owned by Sunrise Securities Corp., 756,346 shares of common stock due to the deemed conversion of 47,539 Series A Convertible Non Redeemable Preferred Stock ("Series A Preferred Shares") owned by Nathan A. Low, 388,315 shares of common stock due to the deemed conversion of 24,407 Series A Preferred Shares owned by Nathan A. Low Family Trust, 2,290,515 shares of common stock due to the deemed conversion of 143,967 Series A Preferred Shares owned by Nathan A. Low Roth IRA, 346,504 shares of common stock due to the deemed conversion of 21,779 Series A Preferred Shares owned by Sunrise Foundation Trust, 366 shares of common stock due to the deemed conversion of 23 Series A Preferred Shares owned by Sunrise Securities Corp. and 282,307 shares of common stock due to the deemed conversion of 17,744 shares of common stock owned by Sunrise Equity Partners. Further includes 800,527 shares of common stock issuable upon exercise of 800,527 warrants owned by Nathan A. Low, 200,132 shares of common stock issuable upon exercise of 200,132 warrants owned by Sunrise Foundation Trust and 223,442 shares of common stock issuable upon exercise of 223,442 warrants owned by Sunrise Securities Corp.

9. The address of Theseus Fund, L.P f/k/a Minotaur Fund LLP is 131 Olive Hill Lane, Woodside, CA 94062. See footnote 1 for information relating to the voting proxy granted to Jay Gelman by Theseus Fund, L.P. f/k/a Minotaur Fund LLP.

10. Mr. Corfman is the direct beneficial owner of 500,000 shares of common stock and the indirect beneficial owner of 5,000,000 shares of common stock beneficially owned by Theseus Fund, L.P f/k/a Minotaur Fund LLP. Mr. Corfman’s business address is 131 Olive Hill Lane, Woodside, CA 94062.

Beneficial ownership of the Company's Series A Non Redeemable Convertible Preferred Stock:

The following table sets forth, as of March 15, 2007, information regarding the beneficial ownership (as defined in Rule 13d-3 under the Securities Exchange Act of 1934) of the Company's Series A Non Redeemable Convertible Preferred Stock ("Series A Preferred Shares") based upon the most recent information available to the Company for (i) each person known by the Company to own beneficially more than five (5%) percent of the Company's outstanding Series A Preferred Shares, (ii) each of the Company's officers and directors and (iii) all officers and directors of the Company as a group.

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

III-9

	Shares Owned Beneficially
	Series A Convertible Non Redeemable Preferred Shares

Name and address of beneficial owner	Amount of beneficial ownership	Percent of Class

Jay Gelman (11)	168,427	64.4%

All executive officers and directors as a group (11)	168,427	64.4%

Nathan A. Low (12) (13) c/o Sunrise Securities Corp., 641 Lexington Avenue N.Y., N.Y. 10022	255,459	97.6%

Nathan A. Low Roth IRA (14) c/o Sunrise Securities Corp. 641 Lexington Avenue N.Y., N.Y. 10022	143,967	55.0%

Nathan A. Low Family Trust (15) c/o Sunrise Securities Corp. 641 Lexington Avenue N.Y., N.Y. 10022	24,407	9.3%

Sunrise Equity Partners c/o Sunrise Securities Corp. 641 Lexington Avenue N.Y., N.Y. 10022	17,744	6.8%

Sunrise Foundation Trust c/o Sunrise Securities Corp. 641 Lexington Avenue N.Y., N.Y. 10022	21,779	8.3%

Level Counter LLC (16) 641 Lexington Avenue 25th Floor N.Y., N.Y. 10022	17,744	6.8%

Amnon Mandelbaum (17) 641 Lexington Avenue 25th Floor N.Y., N.Y. 10022	17,744	6.8%

Marilyn Adler (18) 641 Lexington Avenue 25th Floor N.Y., N.Y. 10022	17,744	6.8%

11. Consists of 24,407 Series A Preferred Shares subject to a voting proxy granted to Jay Gelman by the Nathan A. Low Family Trust, 143,967 Series A Preferred Shares subject to a voting proxy granted to Jay Gelman by the Nathan A. Low Roth IRA and 53 Series A Preferred Shares subject to a voting proxy granted to Jay Gelman by Northumberland Holdings, LTD.

12. Mr. Low has sole dispositive and voting power in Sunrise Securities Corp. Mr. Low's wife has sole voting and investment power in the shares owned by Nathan A. Low Family Trust. Mr. Low has shared voting and investment power in Level Counter LLC, which has sole investment and voting power in the shares owned by Sunrise Equity Partners. Mr. Low has shared voting and investment power in the shares owned by Sunrise Foundation Trust. Mr. Low disclaims beneficial ownership of the shares owned by Nathan A. Low Family Trust, Sunrise Equity Partners and Sunrise Foundation Trust.

13. Consists of 47,539 Series A Preferred Shares owned by Nathan A. Low, 143,967 Series A Preferred Shares owned by Nathan A. Low Roth IRA, 17,744 Series A Preferred Shares owned by Sunrise Equity Partners, 24,407 Series A Preferred Shares owned by Nathan A. Low Family Trust, 21,779 Series A Preferred Shares owned by Sunrise Foundation Trust and 23 Series A Preferred Shares owned by Sunrise Securities Corp.

III-10

14. See footnote 11 for information relating to the voting proxy granted to Jay Gelman by the Nathan A. Low Roth IRA.

15. See footnote 11 for information relating to the voting proxy granted to Jay Gelman by the Nathan A. Low Family Trust.

16. Level Counter LLC has sole investment and voting power in the shares owned by Sunrise Equity Partners. Level Counter LLC disclaims beneficial ownership of these shares.

17. Mr. Mandelbaum has shared voting and investment power in Level Counter LLC, which has sole investment and voting power in the shares owned by Sunrise Equity Partners. Mr. Mandelbaum disclaims beneficial ownership of the shares owned by Sunrise Equity Partners.

18. Consists of shares owned by Level Counter LLC. Ms. Adler has shared voting and investment power in Level Counter LLC, which has sole investment and voting power in the shares owned by Sunrise Equity Partners. Ms. Adler disclaims beneficial ownership of the shares owned by Sunrise Equity Partners.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

We employ Steve Gelman, brother of our Chairman and Chief Executive Officer, as our Vice President of Marketing and Communications. In 2006, Mr. Steve Gelman received salary totaling approximately $158,000, plus standard benefits.

Related Party Transaction Policies and Procedures

Policy

It is the policy of the Board of Directors of Alliance Distributors Holding Inc. (the "Company") that all Interested Transactions with Related Parties, as those terms are defined in this policy, shall be subject to approval or ratification in accordance with the procedures set forth below.

Procedures

The Board of Directors of the Company, or, if directed by the Board of Directors, the Audit Committee or any other independent committee appointed by the Board of Directors, shall review the material facts of all Interested Transactions that require the Committee’s approval and either approve or disapprove of the entry into the Interested Transaction, subject to the exceptions described below. If advance Board or committee approval of an Interested Transaction is not feasible, then the Interested Transaction shall be considered and, if the Board or committee determines it to be appropriate, ratified at the Board’s or committee’s next regularly scheduled meeting. In determining whether to approve or ratify an Interested Transaction, the Board or committee will take into account, among other factors it deems appropriate, whether the Interested Transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the Related Person’s interest in the transaction.

The Board of Directors and the Audit Committee have reviewed the Interested Transactions described below in "Standing Pre-Approval for Certain Interested Transactions" and determined that each of the Interested Transactions described therein shall be deemed to be pre-approved or ratified (as applicable) by the Board and the Audit Committee under the terms of this policy.

No Director shall participate in any discussion or approval of an Interested Transaction for which he or she is a Related Party, except that the Director shall provide all material information concerning the Interested Transaction to the Board or the committee.

If an Interested Transaction will be ongoing, the Board may establish guidelines for the Company’s management to follow in its ongoing dealings with the Related Party. Thereafter, the Board, on at least an annual basis, shall review and assess ongoing relationships with the Related Party to see that they are in compliance with these guidelines and that the Interested Transaction remains appropriate.

III-11

Definitions

An “Interested Transaction” is any transaction, arrangement or relationship or series of similar transactions, arrangements or relationships (including any indebtedness or guarantee of indebtedness) in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) the Company is a participant, and (3) any Related Party has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10 percent beneficial owner of another entity).

A “Related Party” is any (a) person who is or was (since the beginning of the last fiscal year for which the Company has filed a Form 10-K and proxy statement, even if they do not presently serve in that role) an executive officer, Director or nominee for election as a Director, (b) greater than 5 percent beneficial owner of the Company’s common stock, or (c) immediate family member of any of the foregoing. Immediate family member includes a person’s spouse, parents, stepparents, children, stepchildren, siblings, mothers- and fathers-in-law, sons- and daughters-in-law, and brothers- and sisters-in-law and anyone residing in such person’s home (other than a tenant or employee).

Standing Pre-Approval for Certain Interested Transactions

The Board and the Audit Committee have reviewed the types of Interested Transactions described below and determined that each of the following Interested Transactions shall be deemed to be pre-approved by the Committee, even if the aggregate amount involved will exceed $120,000.

1. Employment of executive officers. Any employment by the Company of an executive officer of the Company if:

a. the related compensation is required to be reported in the Company’s proxy statement under Item 402 of the Securities and Exchange Commission’s ("SEC’s") compensation disclosure requirements (generally applicable to "named executive officers"); or

b. the executive officer is not an immediate family member of another executive officer or Director of the Company, the related compensation would be reported in the Company’s proxy statement under Item 402 of the SEC’s compensation disclosure requirements if the executive officer was a "named executive officer", and the Company’s Compensation Committee approved (or recommended that the Board approve) such compensation.

2. Director compensation. Any compensation paid to a Director if the compensation is required to be reported in the Company’s proxy statement under Item 402 of the SEC’s compensation disclosure requirements;

3. Certain transactions with other companies. Any transaction with another company at which a Related Person’s only relationship is as an employee (other than an executive officer), Director or beneficial owner of less than 10% of that company’s shares;

4. Transactions where all shareholders receive proportional benefits. Any transaction where the Related Person’s interest arises solely from the ownership of the Company’s common stock and all holders of the Company’s common stock received the same benefit on a pro rata basis (e.g. dividends);

5. Transactions involving competitive bids. Any transaction involving a Related Party where the rates or charges involved are determined by competitive bids.

Director Independence

Our Board of Directors has determined that each of Humbert B. Powell, III, Thomas Vitiello and Steven H. Nathan is an “independent director” as defined in Rule 4200(a)(15) of the listing standards of the National Association of Securities Dealers.

We have a separately designated standing audit committee established in March 2005 in accordance with Section 3(a)(58)(A) of the Exchange Act. Serving on the Committee are Steven H. Nathan and Thomas Vitiello. Our board of Directors has determined that we have an audit committee financial expert serving on the audit committee, Steven H. Nathan.

Our board of directors have determined that Steven H. Nathan is an independent director based on Rule 4200 of the National Association of Securities Dealers' listing standards and is qualified as an "Audit Committee Financial Expert" as defined in Item 7(d)(3)(iv) of Schedule 14A.

III-12

Item 14. Principal Accountant Fees and Services.

Set forth below is certain information concerning fees by Mahoney Cohen & Company, CPA, P.C. in respect of services provided for 2006 and 2005. The Audit Committee has determined that the provision of all services is compatible with maintaining the independence of Mahoney Cohen & Company, CPA, P.C.

Audit Fees. Mahoney Cohen & Company, CPA, P.C. billed us approximately $121,000 for professional services rendered for (1) the audit of the annual financial statements for 2006, (2) the reviews of the financial statements included in reports on Form 10-Q for periods within 2006 and (3) related regulatory filings for periods within 2006; and approximately $119,000 for professional services rendered for (1) the audit of the annual financial statements for 2005, (2) the reviews of the financial statements included in reports on Form 10-QSB for periods within 2005 and (3) related regulatory filings for periods within 2005.

Audit Related Fees. Mahoney Cohen & Company CPA, P.C. did not provide any audit related services in 2006 and 2005, respectively.

Tax Fees. Mahoney Cohen & Company, CPA, P.C. did not provide any tax services in 2006 and 2005, respectively.

Tax and Other Fees. In 2006 and 2005, Mahoney Cohen & Company, CPA, P.C. billed us approximately $29,000 and $14,000, respectively, for services in connection with our potential acquisition of Foto Electric Supply Co., Inc.

The Audit Committee is directly and solely responsible for oversight, engagement and termination of any independent registered public accounting firm employed by the Company for the purpose of preparing or issuing an audit report or related work.

The Audit Committee (i) meets with the independent registered public accounting firm prior to the audit and discusses the planning and staffing of the audit; (ii) approves in advance the engagement of the independent registered public accounting firm for all audit services and non-audit services and approves the fees and other terms of any such engagement; (iii) obtains periodically from the independent registered public accounting firm a formal written statement of the matters required to be discussed by Independent Standards Board Statement No. 1, and, in particular, describing all relationships between the auditor and the Company; (iv) discusses with the independent registered public accounting firm any disclosed relationships or services that may impact auditor objectivity and independence; and (v) conducts periodic meetings with the independent registered public accounting firm regarding maters required to be discussed under Statements on Auditing Standards No. 61, as amended.

III-13

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)
1. Financial Statements. See Item 8. Index to Financial Statements.
2. Financial Statement Schedules. Schedule II - Valuation and Qualifying Accounts
3. Exhibits

Exhibits which are indicated as being included in previous filings are incorporated herein by reference.

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

3.1	Certificate of Incorporation of Alliance Distributors Holding Inc. Incorporated herein by reference from Exhibit 3.1 to the Company’s Form 8-K filed on November 23, 2004.

3.2	By-Laws of Alliance Distributors Holding Inc. Incorporated herein by reference from Exhibit 3.2 to the Company's Form 8-K filed on November 23, 2004.

4.1	Alliance Distributors Holding Inc. 2004 Stock Plan. Incorporated herein by reference from Exhibit 3.3 to the Company's Form 8-K filed on November 23, 2004.

4.2	Form of Stock Option Agreement. Incorporated herein by reference from Exhibit 4.2 to the Company's Form 10K-SB filed on March 30, 2005.

4.3	Form of Warrant issued to Rosenthal & Rosenthal. Incorporated herein by reference from Exhibit 4.1 to the Company's Form 8-K filed on November 15, 2004.

4.4	Form of Warrants issued to Legend Merchant Group, Inc. and Coniston Investment Corp. Incorporated herein by reference from Exhibit 4.1 to the Company's Form SB-2 filed on July 19, 2002.

4.5	Form of Warrant issued to Sunrise Securities Corp. Incorporated herein by reference from Exhibit 99.4 to the Company's Form 8-K filed on July 14, 2004.

9.1	Irrevocable Proxy given in favor of Jay Gelman. Incorporated herein by reference from Exhibit 9.1 to the Form 8-K.

9.2	Form of Irrevocable Proxy dated December 15, 2005 given in favor of Jay Gelman, filed herewith.

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

10.3	Subscription Agreement among the Investor's listed on Schedule I thereto, Essential Reality, Inc. and Jay Gelman. Incorporated herein by reference from Exhibit 99.1 to the Form 8-K.

10.4	Subscription Agreement Supplement No. 1 between the Investors listed on Schedule I thereto and Essential Reality, Inc. Incorporated herein by reference from Exhibit 99.2 to the Form 8-K.

10.5	Registration Rights Agreement between Essential Reality and the Investors listed on Schedule I to the Subscription Agreement. Incorporated herein by reference from Exhibit 99.3 to the Form 8-K.

10.6	Stock Purchase Warrant between Essential Reality, Inc. and Sunrise Securities Corp. Incorporated herein by reference from Exhibit 99.4 to the Form 8-K.

10.7	Investment Banking Agreement between Essential Reality, Inc. and Sunrise Securities Corp. Incorporated herein by reference from Exhibit 99.5 to the Form 8-K.

10.8	Form of Financing Agreement between the Company and Rosenthal & Rosenthal. Incorporated herein by reference from Exhibit 10.1 to the Company’s Form 8-K filed on November 16, 2004.

10.9
Amendment dated November 1, 2005 to the Financing Agreement between the Company and Rosenthal & Rosenthal. Incorporated herein by reference from Exhibit 10.2 to the Company’s Form 10-QSB filed on November 7, 2005.

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

10.20
Stock Purchase Agreement dated January 2, 2006 by and among the Company and the Sellers set forth therein. Incorporated herein by reference from Exhibit 10.1 to the Company’s Form 8-K filed on January 10, 2006.

10.21	Form of Employment Agreement between the Company and Stephen Agress dated October 3, 2006. Incorporated herein by reference from Exhibit 10.1 to the Company’s Form 8-K filed on October 6, 2006

10.22	Form of Stock Option Agreement to Stephen Agress dated October 3, 2006. Incorporated herein by reference from Exhibit 10.3 to the Company’s Form 8-K filed on October 6, 2006
14	Code of Ethics. Incorporated herein by reference from Exhibit 14 to the Company's Form 8-K filed on March 16, 2005.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, filed herewith.

31.2	Certification of Chief Financial Officer/Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, filed herewith.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2
Certification of Chief Financial Officer/Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

March 29, 2007
Alliance Distributors Holding Inc.

By: /s/ Jay Gelman
-------------------------------------------
Jay Gelman
Chairman of the Board and
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jay Gelman	Date: March 29, 2007
------------------------------------------
Jay Gelman, Chairman of the Board
and Chief Executive Officer

/s/ Andre Muller	Date: March 29, 2007
------------------------------------------
Andre Muller, President, Chief
Operating Officer and Director

/s/ Stephen Agress	Date: March 29, 2007
-------------------------------------------
Stephen Agress
Executive Vice President, Chief Financial
and Principal Accounting Officer, and Secretary

/s/ Humbert B. Powell, III	Date : March 29, 2007
------------------------------------------
Humbert B. Powell, III, Director

/s/ Steven H. Nathan	Date : March 29, 2007
------------------------------------------
Steven H. Nathan, Director

/s/ Thomas Vitiello	Date: March 29, 2007
------------------------------------------
Thomas Vitiello, Director

ALLIANCE DISTRIBUTORS HOLDING INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(Dollars in Thousands)

	Balance at	Charged to			Balance at
	Beginning of Year	Costs and Expenses		Deductions (b)	End of Year

Year ended December 31, 2006

Allowance for Doubtful Accounts	$181	$147		$(16)	$312
Deferred tax valuation allowance	$2,357	$(23) (a	)		$2,334

Year ended December 31, 2005

Allowance for Doubtful Accounts	$39	$247		$(105)	$181
Deferred tax valuation allowance	$2,124	$233 (a	)		$2 ,357

Year ended December 31, 2004

Allowance for Doubtful Accounts	$10	$27		$(2)	$39
Deferred tax valuation allowance	$-	$2,124 (a	)		$2,124

(a) Represents the recording of a (benefit) provision associated with the deferred tax asset for net operating loss carryforwards

(b) Represents the use of the established reserve