Form 10-Q
period 2007-03-31
Alliance Distributors Holding Inc.
filed 2007-05-15
CIK 1115463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2007
Common Stock, $.001 par value per share	49,003,372

ALLIANCE DISTRIBUTORS HOLDING INC.
BALANCE SHEETS
(In Thousands, except per share amounts)

	March 31,	December 31,
	2007	2006
	Unaudited	Derived from
		audited
		financial
		statements
ASSETS

CURRENT ASSETS:
Cash and equivalents	$110	$346
Accounts receivable-net	5,811	7,922
Inventory	7,206	9,104
Due from vendors	171	83
Prepaid expenses and other current assets	197	615
Deferred income taxes	151	151

Total current assets	13,646	18,221

PROPERTY AND EQUIPMENT - NET	728	752

DEFERRED INCOME TAXES	67	67

OTHER ASSETS	72	77

TOTAL	$14,513	$19,117

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Notes payable - bank	$5,820	$7,201
Accounts payable	5,724	8,532
Current portion of long term obligations	8	11
Accrued expenses and other current liabilities	234	99

Total current liabilities	11,786	15,843

DEFERRED LEASE OBLIGATIONS	44	40

LONG TERM OBLIGATIONS	3	4

STOCKHOLDERS' EQUITY:
Series A Convertible Non-Redeemable Preferred Stock, $.001 par value;
8,530 shares authorized; 262 shares issued and
outstanding at March 31, 2007 and December 31, 2006	-	-
Common stock, $.001 par value; 100,000 shares authorized; 48,721 shares issued and outstanding at March 31, 2007 and
December 31, 2006	49	49
Additional paid-in capital	3,458	3,415
Accumulated deficit	(827)	(234)

Total stockholders’ equity	2,680	3,230

TOTAL	$14,513	$19,117

See notes to financial statements

ALLIANCE DISTRIBUTORS HOLDING INC.
STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(In thousands, except per share amounts)
(Unaudited)

	2007	2006

NET SALES	$16,273	$13,319

COST OF GOODS SOLD	14,693	11,760

GROSS PROFIT	1,580	1,559

OPERATING COSTS AND EXPENSES:
Selling and administrative expenses	1,925	1,276
Terminated transaction costs	-	257

Total operating expenses	1,925	1,533

(LOSS) INCOME FROM OPERATIONS	(345)	26

Interest expense	248	188

LOSS BEFORE BENEFIT FROM
INCOME TAXES	(593)	(162)

Benefit from income taxes	-	(68)

NET LOSS	$(593)	$(94)

Net loss per share - basic and diluted	$(0.01)	$0.00

Weighted average common shares outstanding -
basic and diluted	48,721	48,165

See notes to financial statements

ALLIANCE DISTRIBUTORS HOLDING INC.
STATEMENT OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED MARCH 31, 2007
(In thousands)
(Unaudited)

	Preferred Stock A		Common Stock		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, January 1, 2007	262	$-	48,721	$49	$3,415	$(234)	$3,230

Stock option
compensation expense					43		43
Net loss	-	-	-	-	-	(593)	(593)

Balance, March 31, 2007	262	$-	48,721	$49	$3,458	$(827)	$2,680

See notes to financial statements

ALLIANCE DISTRIBUTORS HOLDING INC.
STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2007 and 2006
(In thousands)
(Unaudited)

	2007	2006
OPERATING ACTIVITIES:
Net loss	$(593)	$(94)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Deferred rent	4	1
Depreciation and amortization	54	31
Provision for doubtful accounts	20
Stock option compensation expense	43	55
Amortization of deferred financing costs	50	30
Deferred income taxes	-	(70)
Changes in operating assets and liabilities:
Accounts receivable	2,091	1,225
Inventory	1,898	(1,318)
Due from vendors	(88)	106
Prepaid acquisition and proposed offering costs	-	162
Prepaid expenses and other current assets	(5)	(91)
Accounts payable	(2,808)	(352)
Accrued expenses and other current liabilities	135	(177)

Net cash provided by (used in) operating activities	801	(492)

INVESTING ACTIVITIES:
Purchase of property and equipment	(30)	-
Proceeds from insurance claim	378	-

Net cash provided by investing activities	348	-

FINANCING ACTIVITIES:
Proceeds from note payable - bank	16,038	15,297
Repayments of note payable - bank	(17,419)	(14,274)
Payment of long-term obligations	(4)	(7)

Net cash (used in) provided by financing activities	(1,385)	1,016

(DECREASE) INCREASE IN CASH AND EQUIVALENTS	(236)	524

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	346	252

CASH AND EQUIVALENTS, END OF PERIOD	$110	$776

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$227	$174
Income taxes	$10	$82

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

On July 21, 2005, the Company and Abrams/Gentile Entertainment Inc. ("Age") entered into an operating agreement in which the Company and Age became members in Alliance Age LLC, a limited liability company formed in Delaware, to set forth the terms on which the parties will develop and commercialize products they mutually agree upon from time to time. The Company owns 65% of Alliance Age LLC. As of March 31, 2007, Alliance Age LLC was inactive.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. This Form 10-Q should be read in conjunction with the Company's financial statements and notes included in the 2006 Annual Report on Form 10-K. In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements.

The results of operations for the interim periods are not necessarily indicative of the results that maybe expected for the full year ending December 31, 2007.

Note- 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Allowance for Doubtful Accounts

The Company establishes credit terms for new customers based upon management's review of their credit information, and performs ongoing credit evaluations of its customers, adjusting credit terms when management believes appropriate based upon payment history and an assessment of their current credit worthiness. The Company records an allowance for doubtful accounts for estimated losses resulting from the inability of its clients to make required payments. The Company determines this allowance by considering a number of factors, including the length of time trade accounts receivable are past due, previous loss history, estimate of the client's current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. While credit losses have generally been within expectations and the provisions established, the Company cannot guarantee that credit loss rates in the future will be consistent with those experienced in the past. In addition, the Company has credit exposure if the financial condition of one of its major clients were to deteriorate. In the event that the financial condition of its clients were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be necessary. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change. As of March 31, 2007 and December 31, 2006, the Company’s allowance for doubtful accounts totaled approximately $327,000 and $312,000, respectively.

Inventory

Inventory consists entirely of finished goods held for sale and is reported at the lower of cost or market, on the average cost basis. The Company receives price protection from certain of its suppliers for merchandise that may be slow moving or aged. The Company evaluates the adequacy of its slow moving or aged inventory quarterly and writes down its inventory to fair value based upon the price protection received or current market value. While write-downs have been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same level of write-downs as in the past. At times, the Company makes advance payments to vendors to procure and ensure delivery of certain high demand products. Such deposits are reflected as due from vendors in the balance sheet. The Company does not offer warranties to its customers but will accept returns of product claimed to be defective and reimburse the customers for the purchase price paid. The majority of the Company’s suppliers in turn accept these returns by customers. There are no reserves for warranties as of March 31, 2007 and December 31, 2006.

Revenue Recognition and concentration

The Company recognizes sales upon shipment of products to customers as title and risk of loss pass upon shipment and collectibility is reasonably assured. Provisions for estimated discounts and rebates to customers, estimated returns and allowances and other adjustments are provided for in the same period the related sales are recorded.

For the three months ended March 31, 2007, one customer accounted for 16% of total sales. For the three months ended March 31, 2006, a different customer accounted for 13% of total sales. No other customer accounted for 10% or more of the Company’s sales for the three months ended March 31, 2007 and 2006.

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

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes” on January 1, 2007. FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any tax benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement, classification and disclosure in the financial statements for uncertain tax positions taken or expected to be taken in a tax return. The adoption of FIN 48 did not have an impact on the results of operations or financial position of the Company.

As of March 31, 2007 and December 31, 2006, there are no unrecognized tax benefits, and there have been no income tax related interest or penalties accrued in the three months ended March 31, 2007 or 2006. If and when applicable, the Company will report interest expense and penalties related to income tax liabilities as a component of its provision for income taxes. Tax years commencing June 29, 2004, the date the Company elected to become taxed as a C Corporation, are subject to tax examination.

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The dilutive effect of the outstanding options is reflected in diluted earnings per share by application of the treasury stock method. Diluted net loss per share for the three months ended March 31, 2007 and 2006 does not include potential common shares derived from stock options because their effect would have been antidilutive.

Common equivalents for the three months ended March 31, 2007 and 2006 exclude approximately 286,000 and 793,000 for common shares issuable upon exercise of warrants and approximately 1,700,000 common shares issuable upon conversion of Series A Convertible Non-Redeemable Preferred Stock since their effect would be anti-dilutive.

Stock Based Compensation

The Company accounts for stock based employee compensation arrangements in accordance with Statement of Financial Accounts Standard (“SFAS”) No. 123(R)., which requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. For the three months ended March 31, 2007 and 2006, share based compensation expense related to the Company’s various stock option plans totaling approximately $43,000 and $55,000, respectively, is included in selling and administrative expenses. During the three months ended March 31, 2007 and 2006, there were no stock options granted.

Note 3 - FINANCING AGREEMENT

Effective May 11, 2007, the Company amended its financing agreement (the “Agreement”) with Rosenthal & Rosenthal, Inc. ("Rosenthal"), pursuant to which the maximum credit facility, as defined, was increased from $10,000,000 to $15,000,000 ($17,500,000 from November 1 to January 31 of each year), the interest rate on outstanding borrowings was decreased from the prime rate plus 1.5% to the prime rate plus 0.75% (but in no event shall the interest rate be less than 4.75%), and the termination date was extended to May 31, 2010. Borrowing under the credit facility are based on eligible inventory and receivables, due on demand, secured by substantially all of the assets of the Company and are subject to the Company's compliance with certain financial covenants. In addition, the Company's CEO and the Company's President have signed limited guaranties in respect of borrowings under the Agreement.

The amended Agreement expires May 31, 2010, unless earlier terminated by Rosenthal on 30 days' notice. At March 31, 2007, the interest rate on borrowings outstanding was 9.75%. In addition, the Company is obligated to pay the lender a pro-rated fee of $25,000 on May 31, 2007, on each anniversary date an annual fee of 0.25% of the maximum credit facility in effect on such anniversary date, and a monthly administrative fee of $1,000. The financing expense for the annual fee totaled approximately $25,000 for each of the three months ended March 31, 2007 and 2006, respectively.

In connection with establishing the initial Agreement, the Company issued to Rosenthal a warrant (the "Warrant") to purchase 500,000 shares of common stock at $0.10 per share. The Warrant expires on November 30, 2010. On notice by the Company the Warrants will expire earlier if the closing price of the common stock during a period designated in the Warrants is not less than $0.40 per share. The Warrants may be exercised by Rosenthal at $.10 per share for cash or on a cashless basis (i.e., by deducting from the number of shares otherwise issuable on exercise a number of shares that have a then market value equal to the exercise price). The Company recorded a deferred financing cost of approximately $60,000 in the fourth quarter 2004, representing the fair value of the warrants, which is amortized over the initial three year life of the financing agreement. The financing expense recorded for each of the three months ended March 31, 2007 and 2006 totaled approximately $5,000, respectively.

Under the terms of the Agreement, the Company is required to maintain a specified level of net worth, working capital and debt ratios as defined. Although as of March 31, 2007 the Company did not comply with certain financial covenants, the amended Agreement modified both the March 31, 2007 and future financial covenants.

The Company believes that it will have sufficient liquidity for the next twelve months and the foreseeable future. However, the Company would be materially and adversely affected if Rosenthal demands payment of these borrowings under the Agreement and if the Company is unable to refinance these borrowings.

Note 4 - INCOME TAXES

At December 31, 2006 the Company had federal and state net operating loss carryforwards (NOLs) of approximately $5.5 million. The federal NOLs expire in 2023 and the state NOLs expire in 2016. For the three months ended March 31, 2007, the Company incurred an additional $500,000 of net operating loss carryforwards, resulting in an increase to its deferred tax asset balance before valuation allowance of approximately $205,000. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible and net operating losses are utilized. Based on a consideration of these factors, the Company has established a valuation allowance of approximately $2,575,000 and $2,334,000 at March 31, 2007 and December 31, 2006, respectively, due to the uncertainty surrounding the realization of the NOLs, most of which resulted from a share exchange agreement (the “Exchange Agreement”) which occurred on June 17, 2004. The valuation allowance increased by $241,000 in the three months ended March 31, 2007 because realization of the additional net operating loss carryforwards generated in the three months ended March 31, 2007 is uncertain.

Pursuant to Internal Revenue Code (“IRC”) Section 382 of the Tax Reform Act of 1986 the utilization of NOLs is limited in the case of certain transactions including significant changes in ownership interests. The Company has determined that based upon the terms of the Exchange Agreement, an ownership change pursuant to this Act has occurred. As a result, the NOLs are significantly limited.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosures in this Form 10-Q contain certain forward-looking statements, including without limitation, statements concerning our operations, economic performance, and financial condition. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “estimate,” “believe,” “expect,” and “anticipate” and other similar expressions generally identify forward-looking statements, which speak only as of their dates.

These forward-looking statements are based largely on our current expectations, and are subject to a number of risks and uncertainties, including without limitation, risks associated with technological change, competitive factors and general economic conditions, changes in marketing and distribution strategies by manufacturers, continued shortages of new platform systems, difficulty in integrating and deriving synergies from acquisitions, potential undiscovered liabilities of companies that we acquire, changes in our business or growth strategy, the emergence of new or growing competitors, various other competitive and technological factors, and other risks and uncertainties set forth from time to time in our filings with the Securities and Exchange Commission.

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

The following discussion of our financial condition and results of operations should be read together with the financial statements and related notes included elsewhere in this report, and in conjunction with our annual report on Form 10-K for our fiscal year ended December 31, 2006.

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

Accounts Receivable - Accounts Receivable as shown on the Balance Sheet are net of allowances and anticipated discounts. We establish credit terms for new customers based upon a review of their credit information and perform ongoing credit evaluations of our customers, adjusting credit terms when we believe appropriate based upon payment history and an assessment of their current credit worthiness. The allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the financial statements for estimated losses resulting from the inability of its clients to make required payments. We determine this allowance by considering a number of factors, including the length of time trade accounts receivable are past due, previous loss history, estimate of the client's current ability to pay its obligation to us, and the condition of the general economy and the industry as a whole. While credit losses have generally been within expectations and the provisions established, we cannot guarantee that credit loss rates in the future will be consistent with those experienced in the past. In addition, we have credit exposure if the financial condition of one of our major clients were to deteriorate. In the event that the financial condition of its clients were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be necessary. It is reasonably possible that our estimate of the allowance for doubtful accounts will change. As of March 31, 2007 and December 31, 2006, our allowance for doubtful accounts totaled approximately $327,000 and $312,000, respectively.

Inventories - Inventory is stated at the lower of cost or market, cost being determined on the average cost basis. We receive price protection from certain of our suppliers for merchandise that may be slow moving or aged. We evaluate the adequacy of our slow moving or aged inventory quarterly and write down inventory to fair value based upon the price protection received or current market value. While write-downs have been within expectations and the provisions established, we cannot guarantee that we will continue to experience the same level of write-downs as in the past. We do not offer warranties to our customers but will accept returns of product claimed to be defective and reimburse the customers for the purchase price paid. The majority of our suppliers in turn accept these returns by customers. There are no reserves for warranties as of March 31, 2007 and December 31, 2006.

Income Taxes - We account for income taxes using the liability method which requires the recognition of deferred tax assets or liabilities for the temporary differences between the financial reporting and tax bases of our assets and liabilities and for tax carry forwards at enacted statutory rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, valuation allowances are established when necessary to reduce deferred tax assets to the amounts we expect to realize.

We adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes” on January 1, 2007. FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any tax benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement, classification and disclosure in the financial statements for uncertain tax positions taken or expected to be taken in a tax return. The adoption of FIN 48 did not have an impact on our results of operations or financial position.

As of March 31, 2007 and December 31, 2006, there are no unrecognized tax benefits, and no income tax related interest or penalties have been accrued in the three months ended March 31, 2007 or 2006. If and when applicable, we will report interest expense and penalties related to income tax liabilities as a component of our provision for income taxes. Tax years commencing June 29, 2004, the date we elected to become taxed as a C Corporation, are subject to tax examination.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2007 compared to Three Months Ended March 31, 2006:

The following table shows each specified item as a dollar amount (in thousands) and as a percentage of net sales for the three months ended March 31, 2007 and 2006, and should be read in conjunction with the financial statements included elsewhere in this Quarterly Report on Form 10-Q:

	Three Months ended March 31,
	2007		2006
	(unaudited; dollars in thousands)

Net sales	$16,273	100.0%	$13,319	100.0%

Cost of goods sold	14,693	90.3%	11,760	89.3%

Gross profit	1,580	9.7%	1,559	11.7%

Operating costs and expenses:
Selling and administrative expenses	1,925	11.8%	1,276	9.6%
Terminated transaction costs	-	-%	257	1.9%

Total operating costs and expenses	1,925	11.8%	1,533	11.5%

(Loss) income from operations	(345)	(2.1)%	26	0.2%

Interest expense	248	1.6%	188	1.4%

Loss before benefit from income taxes	(593)	(3.7)%	(162)	(1.2)%

Benefit from income taxes	-	-%	(68)	(0.5)%

Net loss	$(593)	(3.7)%	$(94)	(0.7)%

Net sales increased by $2,954,000, or 22%, from $13,319,000 for the three months ended March 31, 2006 to $16,273,000 for the three months ended March 31, 2007. The growth in net sales primarily resulted from an increase in sales to existing customers, as well as an increase in our customer base.

For the three months ended March 31, 2007, one customer accounted for 16% of total sales. For the three months ended March 31, 2006, a different customer accounted for 13% of total sales. No other customer accounted for 10% or more of the Company’s sales for the three months ended March 31, 2007 and 2006.

Cost of goods sold increased by $2,933,000, or 25%, from $11,760,000 for the three months ended March 31, 2006 to $14,693,000 for the three months ended March 31, 2007. The increase is principally attributable to the increase in net sales. Gross profit as a percentage of net sales decreased to 9.7% for the three months ended March 31, 2007 from 11.7% for the three months ended March 31, 2006. This decrease in gross margin reflects lower incentives and allowances provided by vendors, resulting in higher cost of goods sold. In addition, shortages of hardware units and a lighter than normal release schedule forced us to be more aggressive in our pricing to customers.  Cost of goods sold excludes the distribution costs of purchasing, receiving, inspection, warehousing and handling costs; we include these costs in our selling, general and administrative expenses. Our gross margins may not be comparable to those of other entities since some entities include these distribution costs in the cost of goods sold. Distribution costs were approximately $413,000 and $311,000 for the three months ended March 31, 2007 and 2006, respectively.

Selling and administrative expenses increased by $649,000, or 51%, from $1,276,000 for the three months ended March 31, 2006 to $1,870,000 for the three months ended March 31, 2007. For the three months ended March 31, 2007, selling and administrative expenses were comprised of the following: $427,000 in selling expenses, $413,000 in distribution costs and $1,085,000 in administrative expenses. For the three months ended March 31, 2006, selling and administrative expenses were comprised of the following: $191,000 in selling expenses, $311,000 in distribution costs and $774,000 in administrative expenses. The increase in distribution costs totaling approximately $102,000 was primarily attributable to the increase in sales. The increase in selling costs totaling approximately $236,000 was primarily attributable to a $121,000 increase in direct advertising costs and a $79,000 increase in sales compensation costs. The $311,000 increase in administrative costs is primarily attributable to approximately $71,000 in increased rent and utilities attributable to new warehouse and showroom facilities in New York and Florida, approximately $115,000 for increased payroll and related payroll costs, approximately $55,000 for legal and accounting fees in connection with a contemplated acquisition of a consumer electronics distributor, approximately $23,000 for increased depreciation and amortization and a $20,000 increase in the provision for doubtful accounts. Total selling and administrative expenses as a percentage of net sales increased to 11.8% for the three months ended March 31, 2007 from 9.6% for the three months ended March 31, 2006 due to the factors previously described, offset in part by the increase in sales.

On April 26, 2006, we announced that we would not acquire Foto Electric Supply Co., Inc. (Fesco). An agreement to acquire Fesco had expired by its terms on February 28, 2006, and subsequent discussions to extend and amend the agreement ended. As a result, we recorded a charge of approximately $257,000 in the first quarter of 2006 for costs in the terminated transaction.

Interest expense increased by $60,000, or 32%, from $188,000 for the three months ended March 31, 2006 to $248,000 for the three months ended March 31, 2007. The increase was primarily due to higher interest rates on bank borrowings and increased borrowings. The increased borrowing levels were the result of increased sales volume that required higher inventory levels and increased accounts receivable.

In the three months ended March 31, 2006, we recognized a tax benefit approximating $68,000. In the three months ended March 31, 2007 we did not recognize a tax benefit because realization of the additional net operating loss carryforwards is uncertain.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 2007 net cash provided by operating activities was approximately $801,000, compared to $492,000 net cash used in operations for the three months ended March 31, 2006. The $1.3 million increase in net cash provided by operating activities is principally attributable to changes in inventory (resulting in a net increase in cash approximating $3.2 million) and accounts receivable (resulting in a net increase in cash approximating $866,000), offset in part by a change in accounts payable (resulting in an increase in cash used by operating activities approximating $2.5 million) and an approximately $500,000 increase in the net loss.

Cash provided by investing activities approximating $348,000 for the three months ended March 31, 2007 resulting from the receipt of $378,000 in proceeds from an insurance claim, offset in part by $30,000 which we spent for the purchase of equipment. We had no investment activities for the three months ended March 31, 2006.

We used cash totaling approximately $1,385,000 in financing activities for the three months ended March 31, 2007, compared to cash provided by financing activities approximating $1,016,000 for the three months ended March 31, 2006. For the three months ended March 31, 2007, bank loan repayments exceed borrowings by $1,381,000, compared to net borrowings exceeding loan repayments by $1,023,000 for the three months ended March 31, 2006.

Effective May 11, 2007, we amended our financing agreement (the “Agreement”) with Rosenthal & Rosenthal, Inc. ("Rosenthal"), pursuant to which the maximum credit facility, as defined, was increased from $10,000,000 to $15,000,000 ($17,500,000 from November 1 to January 31 of each year), the interest rate on outstanding borrowings was decreased from the prime rate plus 1.5% to the prime rate plus 0.75% (but in no event shall the interest rate be less than 4.75%), and the termination date was extended to May 31, 2010. Borrowing under the credit facility are based on eligible inventory and receivables, due on demand, secured by substantially all of our assets and are subject to our compliance with certain financial covenants. In addition, our CEO and the Company's President have signed limited guaranties in respect of borrowings under the Agreement.

Our amended Agreement expires May 31, 2010, unless earlier terminated by Rosenthal on 30 days' notice. At March 31, 2007, the interest rate on borrowings outstanding was 9.75%. In addition, we are obligated to pay the lender a pro-rated fee of $25,000 on May 31, 2007, on each anniversary date an annual fee of 0.25% of the credit facility in effect on such anniversary date, and a monthly administrative fee of $1,000. The financing expense totaled approximately $25,000 for each of the three months ended March 31, 2007 and 2006, respectively.

In connection with establishing the initial Agreement, we issued to Rosenthal a warrant (the "Warrant") to purchase 500,000 shares of common stock at $0.10 per share. The Warrant expires on November 30, 2010. On notice by us, the Warrants will expire earlier if the closing price of the common stock during a period designated in the Warrants is not less than $0.40 per share. The Warrants may be exercised by Rosenthal at $.10 per share for cash or on a cashless basis (i.e., by deducting from the number of shares otherwise issuable on exercise a number of shares that have a then market value equal to the exercise price). We recorded a deferred financing cost of approximately $60,000 in the fourth quarter 2004, representing the fair value of the warrants, which is amortized over the initial three year life of the financing agreement. The financing expense recorded for each of the three months ended March 31, 2007 and 2006 totaled approximately $5,000, respectively.

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

Our pre-tax earnings and cash flows are exposed to changes in interest rates as all borrowings under our amended credit facility bear interest at the prime rate (but not less than 4.75%) plus 0.75% (prime plus 1.5% prior to May 2007). As of March 31, 2007, our note payable-bank bore interest at 9.75%. As of March 31, 2007, a hypothetical immediate 10% adverse change in prime interest rates relating to the note would have an approximate $50,000 unfavorable impact on our earnings and cash flows over a one-year period, assuming the borrowing level remains consistent with the outstanding borrowings as of March 31, 2007, and based upon our reduced interest rate. The fair value of the borrowings under the credit facility is not affected by changes in market interest rates.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation has been carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2007 ("Evaluation Date"). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the disclosure controls and procedures are reasonably designed and effective to ensure that (i) information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

PART 2. OTHER INFORMATION

Item numbers 1, 1A, 2, 3 and 5 are not applicable and have been omitted.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were voted upon at the February 1, 2007 meeting of the Company’s stockholders. The total shares voted were 46,431,888.

Election of Directors:

Nominee	Votes For	Votes Withheld

Jay Gelman	46,151,057	280,831
Andre Muller	46,151,057	280,831
Humbert B. Powell, III	46,170,743	261,145
Thomas Vitiello	46,164,307	267,581
Steven H. Nathan	46,164,193	267,695

To ratify the selection and appointment by the Company's Board of Directors of Mahoney Cohen & Company, CPA, P.C., independent auditors, as the independent registered public accounting firm for the Company for the fiscal year ended December 31, 2006:

	Votes For	Votes Against	Votes Abstain	Broker Non-Votes
Appointment of Auditors	46,391,630	22,258	18,000	-

To adopt the Alliance Distributors Holding Inc. 2006 Stock Plan:

	Votes For	Votes Against	Votes Abstain	Broker Non-Votes
2006 Stock Plan	35,722,705	1,011,193	18,000	9,679,990

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

May 15, 2007

Alliance Distributors Holding Inc.

	By:	/s/ Jay Gelman
Jay Gelman CEO and Chairman of the Board

By:	/s/ Stephen Agress
Stephen Agress Executive Vice President and Chief Financial Officer