Form 10-Q
period 2007-06-30
Alliance Distributors Holding Inc.
filed 2007-08-14
CIK 1115463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2007
Common Stock, $.001 par value per share	49,003,372

		Page No.

PART I. FINANCIAL INFORMATION

Item 1-
	Balance Sheets at June 30, 2007 (unaudited) and
	December 31, 2006 (audited)	2
	Statements of Operations for the Three and Six Months
	Ended June 30, 2007 and 2006 (unaudited)	3
	Statement of Stockholders’ Equity for the Six
	Months Ended June 30, 2007 (unaudited)	4
	Statements of Cash Flows for the Six Months Ended
	June 30, 2007 and 2006 (unaudited)	5
	Notes to Financial Statements (unaudited)	6

Item 2	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	10
Item 3	Quantitative and Qualitative Disclosures about Market Risk	16
Item 4	Controls and Procedures	16

PART II. OTHER INFORMATION

Item 6	Exhibits	16
Signatures		17

ALLIANCE DISTRIBUTORS HOLDING INC.
BALANCE SHEETS
(In Thousands, except per share amounts)

	June 30,	December 31,
	2007	2006
	Unaudited	Derived from audited financial statements
ASSETS

CURRENT ASSETS:
Cash and equivalents	$438	$346
Accounts receivable-net	4,065	7,922
Inventory	4,773	9,104
Due from vendors	144	83
Prepaid expenses and other current assets	182	615
Deferred income taxes	60	151

Total current assets	9,662	18,221

PROPERTY AND EQUIPMENT - NET	705	752

DEFERRED INCOME TAXES	158	67

OTHER ASSETS	67	77

TOTAL	$10,592	$19,117

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Notes payable - bank	$4,728	$7,201
Accounts payable	3,859	8,532
Current portion of long term obligations	6	11
Accrued expenses and other current liabilities	118	99

Total current liabilities	8,711	15,843

DEFERRED LEASE OBLIGATIONS	47	40

LONG TERM OBLIGATIONS	1	4

STOCKHOLDERS' EQUITY:
Series A Convertible Non-Redeemable Preferred Stock, $.001 par value; 8,513 and 8,530 shares authorized; 244 and 262 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	-	-
Common stock, $.001 par value; 100,000 shares authorized; 49,003 and 48,721 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	49	49
Additional paid-in capital	3,503	3,415
Accumulated deficit	(1,719)	(234)

Total stockholders’ equity	1,833	3,230

TOTAL	$10,592	$19,117

See notes to financial statements

ALLIANCE DISTRIBUTORS HOLDING INC.
STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(In thousands, except per share amounts)
(Unaudited)

	Three Months		Six Months
	2007	2006	2007	2006

NET SALES	$12,499	$13,268	$28,772	$26,587

COST OF GOODS SOLD	11,516	11,617	26,209	23,377

GROSS PROFIT	983	1,651	2,563	3,210

OPERATING COSTS AND EXPENSES:
Selling and administrative expenses	1,697	1,446	3,622	2,721
Terminated transaction costs	-	-	-	257
Other income	-	(109)	-	(109)

Total operating expenses	1,697	1,337	3,622	2,869

(LOSS) INCOME FROM OPERATIONS	(714)	314	(1,059)	341

Interest expense	178	186	426	374

(LOSS) INCOME BEFORE PROVISION FOR (BENEFIT FROM) INCOME TAXES	(892)	128	(1,485)	(33)

Provision for (benefit from) income taxes	-	55	-	(13)

NET (LOSS) INCOME	$(892)	$73	$(1,485)	$(20)

Net loss per share - basic and diluted	$(0.02)	$0.00	$(0.03)	$0.00

Weighted average common shares outstanding -
Basic	49,000	48,721	48,861	48,445
Diluted	49,000	50,772	48,861	48,445

See notes to financial statements

ALLIANCE DISTRIBUTORS HOLDING INC.
STATEMENT OF STOCKHOLDERS' EQUITY
SIX MONTHS ENDED JUNE 30, 2007
(In thousands)
(Unaudited)

					Additional		Total
	Preferred Stock A		Common Stock		Paid in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, January 1, 2007	262	$-	48,721	$49	$3,415	$(234)	$3,230

Conversion of Series A
Preferred Stock into
Common Stock	(18)	-	282	-	-	-	-

Stock option
compensation expense					88		88
Net loss	-	-	-	-	-	(1,485)	(1,485)

Balance, June 30, 2007	244	$-	49,003	$49	$3,503	$(1,719)	$1,833

See notes to financial statements

ALLIANCE DISTRIBUTORS HOLDING INC.
STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2007 and 2006
(In thousands)
(Unaudited)

	2007	2006
OPERATING ACTIVITIES:
Net loss	$(1,485)	$(20)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred rent	7	27
Depreciation and amortization	108	64
Provision for doubtful accounts	40	26
Stock option compensation expense	88	111
Amortization of deferred financing costs	58	60
Deferred income taxes	-	(15)
Changes in operating assets and liabilities:
Accounts receivable	3,817	1,252
Inventory	4,331	273
Due from vendors	(61)	392
Prepaid acquisition and proposed offering costs	-	162
Prepaid expenses and other current assets	9	(158)
Accounts payable	(4,673)	(335)
Accrued expenses and other current liabilities	19	(244)

Net cash provided by operating activities	2,258	1,595

INVESTING ACTIVITIES:
Purchase of property and equipment	(61)	(154)
Proceeds from insurance claim	401	-
Increase in other assets	-	(59)

Net cash provided by (used in) investing activities	340	(213)

FINANCING ACTIVITIES:
Proceeds from note payable - bank	28,480	25,363
Repayments of note payable - bank	(30,953)	(26,917)
Payment of deferred financing costs	(25)	-
Payment of long-term obligations	(8)	(6)

Net cash used in financing activities	(2,506)	(1,560)

(DECREASE) INCREASE IN CASH AND EQUIVALENTS	92	(178)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	346	252

CASH AND EQUIVALENTS, END OF PERIOD	$438	$74

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$418	$340
Income taxes	$15	$86
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

On July 21, 2005, the Company and Abrams/Gentile Entertainment Inc. ("Age") entered into an operating agreement in which the Company and Age became members in Alliance Age LLC, a limited liability company formed in Delaware, to set forth the terms on which the parties will develop and commercialize products they mutually agree upon from time to time. The Company owns 65% of Alliance Age LLC. As of June 30, 2007, Alliance Age LLC was inactive.

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

Note- 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Allowance for Doubtful Accounts

The Company establishes credit terms for new customers based upon management's review of their credit information, and performs ongoing credit evaluations of its customers, adjusting credit terms when management believes appropriate based upon payment history and an assessment of their current credit worthiness. The Company records an allowance for doubtful accounts for estimated losses resulting from the inability of its clients to make required payments. The Company determines this allowance by considering a number of factors, including the length of time trade accounts receivable are past due, previous loss history, estimate of the client's current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. While credit losses have generally been within expectations and the provisions established, the Company cannot guarantee that credit loss rates in the future will be consistent with those experienced in the past. In addition, the Company has credit exposure if the financial condition of one of its major clients were to deteriorate. In the event that the financial condition of its clients were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be necessary. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change. As of June 30, 2007 and December 31, 2006, the Company’s allowance for doubtful accounts totaled approximately $347,000 and $312,000, respectively.

Inventory

Inventory consists entirely of finished goods held for sale and is reported at the lower of cost or market, on the average cost basis. The Company receives price protection from certain of its suppliers for merchandise that may be slow moving or aged. The Company evaluates the adequacy of its slow moving or aged inventory quarterly and writes down its inventory to fair value based upon the price protection received or current market value. While write-downs have been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same level of write-downs as in the past. At times, the Company makes advance payments to vendors to procure and ensure delivery of certain high demand products. Such deposits are reflected as due from vendors in the balance sheet. The Company does not offer warranties to its customers but will accept returns of product claimed to be defective and reimburse the customers for the purchase price paid. The majority of the Company’s suppliers in turn accept these returns by customers. There are no reserves for warranties as of June 30, 2007 and December 31, 2006.

Revenue Recognition and Concentration

The Company recognizes sales upon shipment of products to customers as title and risk of loss pass upon shipment and collectibility is reasonably assured. Provisions for estimated discounts and rebates to customers, estimated returns and allowances and other adjustments are provided for in the same period the related sales are recorded.

For the three and six months ended June 30, 2007, one customer accounted for 21% and 18% of total sales. For the six months ended June 30, 2006, a different customer accounted for 10% of total sales. No other customer accounted for 10% or more of the Company’s sales for the three and six months ended June 30, 2007 and 2006.

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

As of June 30, 2007 and December 31, 2006, there are no unrecognized tax benefits, and there have been no income tax related interest or penalties accrued in each of the three and six months ended June 30, 2007 or 2006. If and when applicable, the Company will report interest expense and penalties related to income tax liabilities as a component of its provision for income taxes. Tax years commencing June 29, 2004, the date the Company elected to become taxed as a C Corporation, are subject to tax examination.

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The dilutive effect of the outstanding options is reflected in diluted earnings per share by application of the treasury stock method. Diluted net loss per share for the three and six months ended June 30, 2007, and for the six months ended June 30, 2006 does not include potential common shares derived from stock options because their effect would have been antidilutive.

Common equivalents for the each of the three and six months ended June 30, 2007 exclude approximately 188,000 for common shares issuable upon exercise of warrants and approximately 2,300,000 common shares issuable upon conversion of Series A Convertible Non-Redeemable Preferred Stock since their effect would be anti-dilutive. Common equivalents for the six months ended June 30, 2006 exclude approximately 1,646,000 for common shares issuable upon exercise of warrants and approximately 621,000 common shares issuable upon conversion of Series A Convertible Non-Redeemable Preferred Stock since their effect would be anti-dilutive.

Stock Based Compensation

The Company accounts for stock based employee compensation arrangements in accordance with Statement of Financial Accounts Standard (“SFAS”) No. 123(R)., which requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. For the three months ended June 30, 2007 and 2006, share based compensation expense related to the Company’s various stock option plans totaling approximately $45,000 and $56,000, respectively, is included in selling and administrative expenses, and for the six months ended June 30, 2007 and 2006, share based compensation expense related to the Company’s various stock option plans totaling approximately $88,000 and $111,000, respectively, is included in selling and administrative expenses. During the six months ended June 30, 2007 and 2006, there were no stock options granted.

Note 3 - FINANCING AGREEMENT

Effective May 11, 2007, the Company amended its financing agreement (the “Agreement”) with Rosenthal & Rosenthal, Inc. ("Rosenthal"), pursuant to which the maximum credit facility, as defined, was increased from $10,000,000 to $15,000,000 ($17,500,000 from November 1 to January 31 of each year), the interest rate on outstanding borrowings was decreased from the prime rate plus 1.5% to the prime rate plus 0.75% (but in no event shall the interest rate be less than 4.75%), and the termination date was extended to May 31, 2010. Borrowings under the credit facility are based on eligible inventory and receivables, are due on demand, are secured by substantially all of the assets of the Company and are subject to the Company's compliance with certain financial covenants. In addition, the Company's CEO and the Company's former President have signed limited guaranties in respect of borrowings under the Agreement.

The amended Agreement expires May 31, 2010, unless earlier terminated by Rosenthal on 30 days' notice. At June 30, 2007, the interest rate on borrowings outstanding was 9%. In addition, the Company paid the lender a pro-rated fee of $25,000 on May 31, 2007, and is obligated to pay on each anniversary date an annual fee of 0.25% of the maximum credit facility in effect on such anniversary date, as well as a monthly administrative fee of $1,000. The financing expense for the annual fee totaled approximately $23,000 and $25,000 for the three months ended June 30, 2007 and 2006, respectively, and approximately $48,000 and $50,000 for the six months ended June 30, 2007 and 2006, respectively.

In connection with establishing the initial Agreement, the Company issued to Rosenthal a warrant (the "Warrant") to purchase 500,000 shares of common stock at $0.10 per share. The Warrant expires on November 30, 2010. On notice by the Company the Warrants will expire earlier if the closing price of the common stock during a period designated in the Warrants is not less than $0.40 per share. The Warrants may be exercised by Rosenthal at $.10 per share for cash or on a cashless basis (i.e., by deducting from the number of shares otherwise issuable on exercise a number of shares that have a then market value equal to the exercise price). The Company recorded a deferred financing cost of approximately $60,000 in the fourth quarter 2004, representing the fair value of the warrants, which is amortized over the initial three year life of the financing agreement. The financing expense recorded for each of the three months ended June 30, 2007 and 2006 totaled approximately $5,000 and for each of the six months ended June 30, 2007 and 2006 totaled approximately $10,000.

Under the terms of the Agreement, the Company is required to maintain a specified level of net worth, working capital and debt ratios as defined. As of June 30, 2007 the Company did not comply with certain financial covenants, for which Rosenthal has provided a waiver. In addition, based upon current projections, the Company would require additional waivers for financial covenants at the end of the third and fourth quarters of 2007.

The Company believes that it will have sufficient liquidity for the next twelve months and the foreseeable future. However, the Company would be materially and adversely affected if Rosenthal demands payment of these borrowings under the Agreement and if the Company is unable to refinance these borrowings.

Note 4 - INCOME TAXES

At December 31, 2006 the Company had federal and state net operating loss carryforwards (NOLs) of approximately $5.5 million. The federal NOLs expire in 2023 and the state NOLs expire in 2016. For the six months ended June 30, 2007, the Company incurred an additional $1.3 million of net operating losses, resulting in an increase to its deferred tax asset balance before valuation allowance of approximately $535,000. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible and net operating losses are utilized. Based on a consideration of these factors, the Company has established a valuation allowance of approximately $2.9 million and $2.3 million at June 30, 2007 and December 31, 2006, respectively, due to the uncertainty surrounding the realization of the NOLs, approximately $2.3 million of which resulted from a share exchange agreement (the “Exchange Agreement”) which occurred on June 17, 2004. The valuation allowance increased by approximately $600,000 in the six months ended June 30, 2007 because realization of the additional net operating loss carryforwards generated in the six months ended June 30, 2007 is uncertain based upon the Company’s historical operating results.

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

Note 6 - OTHER INCOME

Other income in the three and six months ended June 30, 2006was primarily a result of insurance proceeds for replacement value of assets that were damaged as a result of a fire near the Company’s former offices in excess of book value.

Note 7 - SUBSEQUENT EVENTS

On July 26, 2007, Andre Muller resigned as a director and officer of the Company. Prior to his resignation, Mr. Muller served as a director and its President and Chief Operating Officer. Under the terms of an agreement between the Company and Mr. Muller, the Company will for the period ending July 26, 2008 pay to Mr. Muller amounts equal to the salary installments (net of withholding taxes) he would have received during this period at the annual rate of $400,000 that applied prior to his resignation. In addition, the Company will pay 50% of the cost of COBRA coverage for the period ending July 26, 2008. The Company will accrue approximately $425,000 in connection with Mr. Muller’s separation from the Company in the three month period ending September 30, 2007.

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

Accounts Receivable - Accounts Receivable as shown on the Balance Sheet are net of allowances and anticipated discounts. We establish credit terms for new customers based upon a review of their credit information and perform ongoing credit evaluations of our customers, adjusting credit terms when we believe appropriate based upon payment history and an assessment of their current credit worthiness. The allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the financial statements for estimated losses resulting from the inability of its clients to make required payments. We determine this allowance by considering a number of factors, including the length of time trade accounts receivable are past due, previous loss history, estimate of the client's current ability to pay its obligation to us, and the condition of the general economy and the industry as a whole. While credit losses have generally been within expectations and the provisions established, we cannot guarantee that credit loss rates in the future will be consistent with those experienced in the past. In addition, we have credit exposure if the financial condition of one of our major clients were to deteriorate. In the event that the financial condition of its clients were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be necessary. It is reasonably possible that our estimate of the allowance for doubtful accounts will change. As of June 30, 2007 and December 31, 2006, our allowance for doubtful accounts totaled approximately $347,000 and $312,000, respectively.

Inventories - Inventory is stated at the lower of cost or market, cost being determined on the average cost basis. We receive price protection from certain of our suppliers for merchandise that may be slow moving or aged. We evaluate the adequacy of our slow moving or aged inventory quarterly and write down inventory to fair value based upon the price protection received or current market value. While write-downs have been within expectations and the provisions established, we cannot guarantee that we will continue to experience the same level of write-downs as in the past. We do not offer warranties to our customers but will accept returns of product claimed to be defective and reimburse the customers for the purchase price paid. The majority of our suppliers in turn accept these returns by customers. There are no reserves for warranties as of June 30, 2007 and December 31, 2006.

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

As of June 30, 2007 and December 31, 2006, there are no unrecognized tax benefits, and no income tax related interest or penalties have been accrued in each if the three and six months ended June 30, 2007 or 2006. If and when applicable, we will report interest expense and penalties related to income tax liabilities as a component of our provision for income taxes. Tax years commencing June 29, 2004, the date we elected to become taxed as a C Corporation, are subject to tax examination.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2007 compared to Three Months Ended June 30, 2006:

The following table shows each specified item as a dollar amount (in thousands) and as a percentage of net sales for the three months ended June 30, 2007 and 2006, and should be read in conjunction with the financial statements included elsewhere in this Quarterly Report on Form 10-Q:

	Three Months ended March 31,
	2007		2006
	(unaudited; dollars in thousands)

Net sales	$12,499	100.0%	$13,268	100.0%

Cost of goods sold	11,516	92.1%	11,617	87.5%

Gross profit	983	7.9%	1,651	12.5%

Operating costs and expenses:
Selling and administrative expenses	1,697	13.6%	1,446	10.9%
Other income	-	-%	(109)	(0.8)%

Total operating costs and expenses	1,697	13.6%	1,337	10.1%

(Loss) income from operations	(714)	(5.7)%	314	2.4%

Interest expense	178	1.4%	186	1.4%

Loss before benefit from income taxes	(892)	(7.1)%	128	1.0%

Provision for income taxes	-	-%	55	0.4%

Net loss	$(892)	(7.1)%	$73	0.6%

Net sales decreased by $769,000, or 6%, from $13,268,000 for the three months ended June 30, 2006 to $12,499,000 for the three months ended June 30, 2007. The decline in net sales reflects a $1 million decline in sales to other videogame wholesalers, which offset a minimal increase in sales to retail stores.

For the three months ended June 30, 2007, one customer accounted for 21% of total sales. No other customer accounted for 10% or more of the Company’s sales for the three months ended June 30, 2007 and 2006.

Cost of goods sold decreased by $101,000, or 1%, from $11,617,000 for the three months ended June 30, 2006 to $11,516,000 for the three months ended June 30, 2007. The decrease is principally attributable to the decrease in net sales. Gross profit as a percentage of net sales decreased to 7.9% for the three months ended June 30, 2007 from 12.5% for the three months ended June 30, 2006. This decrease in gross margin reflects lower incentives and allowances provided by vendors, resulting in higher cost of goods sold. In addition, shortages of hardware units and a lighter than normal release schedule forced us to be more aggressive in our pricing to customers. Cost of goods sold excludes the distribution costs of purchasing, receiving, inspection, warehousing and handling costs; we include these costs in our selling, general and administrative expenses. Our gross margins may not be comparable to those of other entities since some entities include these distribution costs in the cost of goods sold. Distribution costs were approximately $388,000 and $343,000 for the three months ended June 30, 2007 and 2006, respectively.

Selling and administrative expenses increased by $251,000 or 17%, from $1,446,000 for the three months ended June 30, 2006 to $1,697,000 for the three months ended June 30, 2007. For the three months ended June 30, 2007, selling and administrative expenses were comprised of the following: $333,000 in selling expenses, $388,000 in distribution costs and $976,000 in administrative expenses. For the three months ended June 30, 2006, selling and administrative expenses were comprised of the following: $205,000 in selling expenses, $343,000 in distribution costs and $898,000 in administrative expenses. The increase in distribution costs totaling approximately $45,000 was primarily attributable to the increase in warehouse labor costs associated with our Florida operations which commenced in September 2006. The increase in selling costs totaling approximately $128,000 was primarily attributable to increased direct advertising costs. The $78,000 increase in administrative costs is primarily attributable to approximately $46,000 in increased rent and utilities attributable to new warehouse and showroom facilities in New York and Florida, approximately $29,000 for increased payroll and related payroll costs, and approximately $21,000 for increased depreciation and amortization principally associated with the new facilities. These increases were offset in part by reductions in various miscellaneous expenses. Total selling and administrative expenses as a percentage of net sales increased to 13.6% for the three months ended June 30, 2007 from 10.9% for the three months ended June 30, 2006 due to the factors previously described, and to a decrease in sales.

Other income of $109,000 for the three months ended June 30, 2006 was primarily the result of insurance proceeds for replacement value of assets that were damaged as a result of a fire near the Company’s former offices in excess of book value.

Interest expense decreased by $8,000, or 4%, from $186,000 for the three months ended June 30, 2006 to $178,000 for the three months ended June 30, 2007.

In the three months ended June 30, 2006, we recognized a tax provision totaling $55,000. In the three months ended June 30, 2007 we did not recognize a tax benefit because realization of the additional net operating loss carryforwards is uncertain.

We recorded a net loss of $892,000 in the three months ended June 30, 2007 compared to net income of $73,000 in the three months ended June 30, 2006. The principal reasons for the decrease in 2007 were the decline in gross profit and the increase in selling and administrative expenses.

Six Months Ended June 30, 2007 compared to Six Months Ended June 30, 2006:

The following table shows each specified item as a dollar amount (in thousands) and as a percentage of net sales for the six months ended June 30, 2007 and 2006, and should be read in conjunction with the financial statements included elsewhere in this Quarterly Report on Form 10-Q:

	Six months ended June 30,
	2007		2006
	(unaudited; dollars in thousands)

Net sales	$28,772	100.0%	$26,587	100.0%

Cost of goods sold	26,209	91.1%	23,377	87.9%

Gross profit	2,563	8.9%	3,210	12.1%

Operating costs and expenses:
Selling and administrative expenses	3,622	12.6%	2,721	10.2%
Terminated transaction costs	-	-%	257	1.0%
Other income	-	-%	(109)	(0.4)%

Total operating costs and expenses	3,622	12.6%	2,869	10.8%

(Loss) income from operations	(1,059)	(3.7)%	341	1.3%

Interest expense	426	1.5%	374	1.4%

Loss before benefit from income taxes	(1,485)	(5.2)%	(33)	(0.1)%

Benefit from income taxes	-	-%	(13)	(0.0)%

Net loss	$(1,485)	(5.2)%	$(20)	(0.1)%

Net sales increased by $2,185,000, or 8%, from $26,587,000 for the six months ended June 30, 2006 to $28,772,000 for the six months ended June 30, 2007. The growth in net sales primarily resulted from an increase in sales to existing customers, as well as an increase in our customer base.

For the six months ended June 30, 2007, one customer accounted for 18% of total sales. For the six months ended June 30, 2006, a different customer accounted for 10% of total sales. No other customer accounted for 10% or more of the Company’s sales for the six months ended June 30, 2007 and 2006.

Cost of goods sold increased by $2,832,000, or 12%, from $23,377,000 for the six months ended June 30, 2006 to $26,209,000 for the six months ended June 30, 2007. The increase is principally attributable to the increase in net sales. Gross profit as a percentage of net sales decreased to 8.9% for the six months ended June 30, 2007 from 12.1% for the six months ended June 30, 2006. This decrease in gross margin reflects lower incentives and allowances provided by vendors, resulting in higher cost of goods sold. Cost of goods sold excludes the distribution costs of purchasing, receiving, inspection, warehousing and handling costs; we include these costs in our selling, general and administrative expenses. Our gross margins may not be comparable to those of other entities since some entities include these distribution costs in the cost of goods sold. Distribution costs were approximately $801,000 and $654,000 for the six months ended June 30, 2007 and 2006, respectively.

Selling and administrative expenses increased by $901,000, or 33%, from $2,721,000 for the six months ended June 30, 2006 to $3,622,000 for the six months ended June 30, 2007. For the six months ended June 30, 2007, selling and administrative expenses were comprised of the following: $760,000 in selling expenses, $801,000 in distribution costs and $2,061,000 in administrative expenses. For the six months ended June 30, 2006, selling and administrative expenses were comprised of the following: $396,000 in selling expenses, $654,000 in distribution costs and $1,671,000 in administrative expenses. The increase in distribution costs totaling approximately $147,000 was primarily attributable to the increase in sales, and to increased warehouse labor costs associated with our Florida operations which commenced in September 2006. The increase in selling costs totaling approximately $364,000 was primarily attributable to a $240,000 increase in direct advertising costs and a $120,000 increase in sales compensation costs. The $390,000 increase in administrative costs is primarily attributable to approximately $117,000 in increased rent and utilities attributable to new warehouse and showroom facilities in New York and Florida, approximately $144,000 for increased payroll and related payroll costs, approximately $55,000 for legal and accounting fees in connection with a contemplated acquisition of a consumer electronics distributor and approximately $44,000 for increased depreciation and amortization. Total selling and administrative expenses as a percentage of net sales increased to 12.6% for the six months ended June 30, 2007 from 10.2% for the six months ended June 30, 2006 due to the factors previously described, offset in part by the increase in sales.

On April 26, 2006, we announced that we would not acquire Foto Electric Supply Co., Inc. (Fesco). An agreement to acquire Fesco had expired by its terms on February 28, 2006, and subsequent discussions to extend and amend the agreement ended. As a result, we recorded a charge of approximately $257,000 in the first quarter of 2006 for costs in the terminated transaction.

Other income of $109,000 for the six months ended June 30, 2006 was primarily the result of insurance proceeds for replacement value of assets that were damaged as a result of a fire near the Company’s former offices in excess of book value.

Interest expense increased by $52,000, or 14%, from $374,000 for the six months ended June 30, 2006 to $426,000 for the six months ended June 30, 2007. The increase was primarily due to higher interest rates on bank borrowings and increased borrowings. The increased borrowing levels were the result of increased sales volume that required higher inventory levels and increased accounts receivable.

In the six months ended June 30, 2006, we recognized a tax benefit approximating $13,000. In the six months ended June 30, 2007 we did not recognize a tax benefit because realization of the additional net operating loss carryforwards is uncertain.

We recorded a net loss of $1,485,000 in the six months ended June 30, 2007 compared to a loss of $20,000 in the six months ended June 30, 2006. The principal reasons for the increase in 2007 were the decline in gross profit and the increase in selling and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 2007 net cash provided by operating activities was approximately $2,258,000, compared to $1,595,000 for the six months ended June 30, 2006. The $663,000 increase in net cash provided by operating activities is principally attributable to changes in inventory (resulting in a net increase in cash provided approximating $4.1 million) and accounts receivable (resulting in a net increase in cash provided approximating $2.6 million), offset in part by a change in accounts payable (resulting in an increase in cash used by operating activities approximating $4.3 million) and an approximately $1.5 million increase in the net loss. The changes in accounts receivable principally reflect the seasonality of the business. The changes in inventory and accounts payable reflect both the seasonality of the business and lower purchases in 2007.

Net cash provided by investing activities approximating $340,000 for the six months ended June 30, 2007 resulted from the receipt of $401,000 in proceeds from an insurance claim, offset in part by $61,000 which we spent for the purchase of property and equipment. Net cash used in investing activities for the six months ended June 30, 2006 approximated $213,000, of which $154,000 was for the purchase of property and equipment.

We used cash totaling approximately $2,506,000 in financing activities for the six months ended June 30, 2007, compared to approximately $1,560,000 for the six months ended June 30, 2006. For the six months ended June 30, 2007, bank loan repayments exceed borrowings by $2.5 million, compared to approximately $1.6 million for the six months ended June 30, 2006.

Effective May 11, 2007, we amended our financing agreement (the “Agreement”) with Rosenthal & Rosenthal, Inc. ("Rosenthal"), pursuant to which the maximum credit facility, as defined, was increased from $10,000,000 to $15,000,000 ($17,500,000 from November 1 to January 31 of each year), the interest rate on outstanding borrowings was decreased from the prime rate plus 1.5% to the prime rate plus 0.75% (but in no event shall the interest rate be less than 4.75%), and the termination date was extended to May 31, 2010. Borrowing under the credit facility are based on eligible inventory and receivables, due on demand, secured by substantially all of our assets and are subject to our compliance with certain financial covenants. In addition, our CEO and the Company's former President have signed limited guaranties in respect of borrowings under the Agreement.

Our amended Agreement expires May 31, 2010, unless earlier terminated by Rosenthal on 30 days' notice. At June 30, 2007, the interest rate on borrowings outstanding was 9%. In addition, we paid the lender a pro-rated fee of $25,000 on May 31, 2007, and we are obligated to pay on each anniversary date an annual fee of 0.25% of the credit facility in effect on such anniversary date. The financing expense for the annual fee totaled approximately $23,000 and $25,000 for the three months ended June 30, 2007 and 2006, respectively, and approximately $48,000 and $50,000 for the six months ended June 30, 2007 and 2006, respectively.

In connection with establishing the initial Agreement, we issued to Rosenthal a warrant (the "Warrant") to purchase 500,000 shares of common stock at $0.10 per share. The Warrant expires on November 30, 2010. On notice by us, the Warrants will expire earlier if the closing price of the common stock during a period designated in the Warrants is not less than $0.40 per share. The Warrants may be exercised by Rosenthal at $.10 per share for cash or on a cashless basis (i.e., by deducting from the number of shares otherwise issuable on exercise a number of shares that have a then market value equal to the exercise price). We recorded a deferred financing cost of approximately $60,000 in the fourth quarter 2004, representing the fair value of the warrants, which is amortized over the initial three year life of the financing agreement. The financing expense recorded for each of the three months ended June 30, 2007 and 2006 totaled approximately $5,000 and for each of the six months ended June 30, 2007 and 2006 totaled approximately $10,000.

Under the terms of the Agreement, we are required to maintain a specified level of net worth, working capital and debt ratios as defined. As of June 30, 2007 we did not comply with certain financial covenants, for which Rosenthal has provided a waiver. In addition, based upon current projections, we would require additional waivers for financial covenants at the end of the third and fourth quarters of 2007.

We believe that we will have sufficient liquidity for the next twelve months and the foreseeable future. However, we would be materially and adversely affected if Rosenthal demands payment of these borrowings under the Agreement and if we are unable to refinance these borrowings.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. We have no financial instruments that give us exposure to foreign exchange rates or equity prices.

Our pre-tax earnings and cash flows are exposed to changes in interest rates as all borrowings under our amended credit facility bear interest at the prime rate (but not less than 4.75%) plus 0.75%. As of June 30, 2007, our note payable-bank bore interest at 9%. As of June 30, 2007, a hypothetical immediate 10% adverse change in prime interest rates relating to the note would have an approximate $43,000 unfavorable impact on our earnings and cash flows over a one-year period, assuming the borrowing level remains consistent with the outstanding borrowings as of June 30, 2007, and based upon our reduced interest rate. The fair value of the borrowings under the credit facility is not affected by changes in market interest rates.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation has been carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2007 ("Evaluation Date"). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the disclosure controls and procedures are reasonably designed and effective to ensure that (i) information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

PART 2. OTHER INFORMATION

Item numbers 1, 1A, 2, 3,4 and 5 are not applicable and have been omitted.

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

August 14, 2007
Alliance Distributors Holding Inc.

By:	/s/ Jay Gelman
Jay Gelman
CEO and Chairman of the Board

By:	/s/ Stephen Agress
Stephen Agress
Executive Vice President and Chief Financial Officer